Form 10-K
period 2024-06-30
Australian Oilseeds Holdings Ltd
filed 2024-12-03
CIK 1959994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 001-41986

AUSTRALIAN OILSEEDS HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 – 142 Cowcumbla Street, Cootamundra Site 2: 52 Fuller Drive Cootamundra	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +02 6942 4347

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, par value $.0001 per share	COOT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	COOTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 3, 2024, the aggregate market value of the ordinary shares of the registrant held by non-affiliates was $22,132,569.21 based on the closing sales price of the ordinary shares on November 29, 2024 of $0.9530.

As of December 3, 2024, there were 23,224,102 ordinary shares, par value $0.0001 per share, issued and outstanding, and 0 preference shares, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

Australian Oilseeds Holdings Limited, a Cayman Islands exempted company (the “Company”) is filing this Annual Report on Form 10-K for the year ended June 30, 2024 along with restatements to the Company’s financial statements filed on the Form F-4 (the “Form F-4”), to restate its consolidated financial statements, including the notes thereto, for the years ended June 30, 2023 and 2022, contained in the Form F-4, and to replace the Report of Independent Registered Public Accounting Firm prepared by BF Borgers CPA PC (“BF Borgers”) included in the Form 4 with the Report of Independent Registered Public Accounting Firm from BDO Audit Pty Ltd. Brisbane, Australia (“BDO”) included in this Form 10-K. The amendments to years ended June 30, 2023 and 2022 are being filed as a result of the order on May 3, 2024, suspending BF Borgers from appearing and practicing as an accountant before the SEC and to correct errors in the Form 4 with BDO engaged to replace BF Borgers as its independent registered public accounting firm.

The Company determined that the 2023 and 2022 audits performed by BF Borgers should not be relied upon, and the Company engaged BDO to reaudit the 2023 and 2022 financial statements. In the course of the 2023 and 2022 reaudits, procedures were applied that led the Company to believe sufficient audit procedures were not performed by BF Borgers when auditing the 2023 and 2022 financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2024. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Australian Oilseeds” and the “Company” refer Australian Oilseeds Holdings Ltd., a Cayman Islands exempted company, and its consolidated subsidiaries following the effective time of the business combination between EDOC Acquisition Corp., a Cayman Islands exempted company (“EDOC”), Australian Oilseeds Holdings Limited, American Physicians LLC, a Delaware limited liability company, in the capacity as the representative, from and after the closing date for the shareholders of EDOC and the Company , and the sellers of the Company (the “Business Combination”) pursuant the Business Combination Agreement, dated as of December 5, 2022 (as amended on March 31, 2023 and December 7, 2023) (the “Business Combination Agreement”) that closed on March 21, 2024.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, and operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	our ability to continue as a going concern;

●	our ability to raise substantial additional capital in sufficient amounts or on acceptable terms to fund our operations and our business plan;

●	our ability to reverse the recent decline in our revenue and resume growing our revenue;

●	our ability to compete in the global oilseeds industry;

●	our ability to obtain and maintain intellectual property protection for our current products and services;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the possibility that a third party may claim we have infringed, misappropriated or otherwise violated their intellectual property rights and that we may incur substantial costs and be required to devote substantial time defending against these claims;

●	our reliance on third-party suppliers and manufacturers;

●	the success of competing products or services that are or become available;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel; and

●	the potential for us to incur substantial costs resulting from lawsuits against us and the potential for these lawsuits to cause us to limit our commercialization of our products and services.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements including those described in the “Risk Factors” section beginning on page 24 and elsewhere in this Annual Report on Form 10-K.

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our ordinary shares to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”) before making an investment decision regarding our ordinary shares.

●	We are significantly dependent on the revenues from the sale of our products and, therefore, our results of operations could be negatively impacted if we are unable to sell a sufficient number of products at satisfactory margins.

●	We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

●	We are dependent on contracts with local and regional farmers for oilseeds and loss of these contracts could have a material adverse effect on our business, financial condition and revenues.

●	The Company faces risks related to global, federal, state, and local regulation affecting its operations, including changes to and the imposition of new practices and regulations on trade restrictions, food safety regulations, sustainability requirements, traceability, environmental laws and other matters, which could materially and adversely affect its business, results of operations and financial condition.

●	Our operations are inherently subject to changing conditions that can affect our profitability, such as a decrease in sales of our products and unfavorable weather and environmental conditions.

●	Disruptions in water and power supply may adversely affect our and our suppliers’ operations.

●	Our operating results may fluctuate, and our operating results could be adversely affected by several factors such as a decrease of product sales, price changes in response to competitive factors and increases in oil seed costs.

●	Our revenue may not achieve budget in FY 2025 while we expend capital to expand our Cootamundra facility and construct our new Queensland facility.

●	If we fail to effectively promote our brand, our business, financial condition and results of operations may be materially and adversely affected.

●	We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire qualified personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

●	The retail price of our products may be subject to control by government authorities which may cause a material adverse effect on our financial condition and results of operations.

●	Adverse publicity associated with our products, raw materials or top suppliers and customers, could harm our reputation, financial condition and operating results.

●	We may not be able to develop new products and as a result, our business and financial condition could be adversely affected.

●	Our business operations and international expansion may be subject to geopolitical risks including with respect to our supply chain and inflation.

●	Our management has limited experience in operating a public company.

●	Our business model is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to shareholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

●	Our principal shareholders will continue to have considerable influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the Company.

●	Future sales of substantial amounts of our Ordinary Shares or securities convertible into or exchangeable or exercisable for Ordinary Shares, either by us or by our existing shareholders, or the possibility that such sales could occur, could adversely affect the market price of our Ordinary Shares.

●	Our business may be significantly impacted by a change in general economic, political, and market conditions, including any resulting effect on consumer or business spending.

●	We operate in competitive markets, and we must continue to compete effectively.

●	We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

PART I

Item 1. Business

Company Overview

The Company is a Cayman Islands exempted company that, directly and indirectly through its subsidiaries, is focused on the manufacture and sale of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company believes that transitioning from a fossil fuel economy to a renewable and chemical free economy is the solution to many health problems the world is facing presently. To that end, the Company is committed to working with suppliers and customers to eliminate chemicals from the edible oil production and manufacturing systems to supply quality products such as non-GMO oilseeds and organic and non-organic food-grade oils to customers globally. Over the past 20 years, Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (“AOI”) has grown to be the largest cold pressing oil plant in Australia, pressing strictly GMO free conventional and organic oilseeds.

Grower Supply Contracts and Farming Methods

To source the agricultural products for its business, the Company has a grower-supply contract base for oilseeds made up of local and regional farmers and shareholders in New South Wales committed to sustainable, renewable and organic farming. The Company’s farmers employ regenerative farming practices such as conservative tillage and minimal use of chemicals and fertilizer to grow produce with no residue and increase carbon sequestration, thereby pulling more carbon from the atmosphere and sequestering higher carbon amounts in the soil.

These grower-supply contracts (known universally as contract farming) provide for oilseeds on a fixed-acre or hectare-contract basis as well as standard tonnage contracts for oil seeds. Contract farming is an agreement between farmers and processing firms for the production and supply of agricultural products under forward agreements, frequently at predetermined prices. The basis of such production arrangements is a commitment on the part of the farmer to provide a specific commodity in quantities and at quality standards determined by the purchaser and a commitment on the part of the purchaser to support the farmer’s production and to purchase the commodity at harvest.

After the Company determines with whom to contract for its oilseeds, the Company and the counterparty agree upon one or more contracts. The contracts contain information about the plot of land (referred to as the “block”) on which the product is grown. For each growing period, the grower-supply contract associates a harvest with a block. The harvest identifies the product and growing period. Because a contract can span several growing periods, a block might have several harvests associated with it. The Company contracts to purchase all of the output from a particular block. Typically, the contract manager manages the harvests at the block level because most harvests for a block have similar characteristics, such as price. A grower-supply contract is a contract associated with a block and harvest.

In addition to the Company’s grower-supply contracts with local and regional farmers and shareholders in New South Wales, Energreen Nutrition Australia Pty Ltd. provides supply-chain support for raw materials to the Company as an additional source of oilseeds supply. In addition, the Company has an exclusive supply agreement for canola seed with Good Earth Growers, as a strategy partner who has committed to reduce chemical residual in farming operation. Good Earth Growers was the first grain producer in Australia to be certified “Chemical Free Farmers.”1

The Company’s is committed to working only with farmers and growers who are committed to sustainable, renewable and organic farming methods, which stand in contrast to the manner that the majority of our food supply is grown, which traditional agriculture systems, we believe, are degenerative, damaging the planet’s ecosystem at an alarming rate through loss of topsoil, loss of biodiversity, desertification, habitat destruction, and air and water pollution; thus, degenerative agriculture is also a large contributor to climate change.2 The Company believes that farming must be performed in a more nature-friendly, biodiversity-supporting manner.

The non-GMO chemical free oilseeds are then cold pressed, filtered and bottled by the Company into organic and non-organic food-grade oils, vegetable protein meals and supplements in stock feed rations. Cold pressing involves pressing and grinding the oilseeds without the use of chemicals and solvents at temperatures below 50 degrees Celsius, which results in oil and meals that retain nutritional values, antioxidants and healthy omega fatty acids.3 The Company works with various marketers and distributors to sell its products in the Australian retail and selected export markets. The Company does business in Australia, New Zealand, Japan, and the United States through the trademark “Good Earth Oils.” Moreover, the Company’s business strategy is aligned with the United Nations (“UN”) Sustainable Development Goals (“SDGs”), tracking, and improving on metrics within target UN SDGs, as seen in the following diagram:

1 Good Earth Growers | Australia’s first Chemical Free Farmers & Grain Producers.

2 See Frontiers | Agriculture’s Contribution to Climate Change and Role in Mitigation Is Distinct From Predominantly Fossil CO2-Emitting Sectors (frontiersin.org).

3 See Introduction to cold pressed oils: Green technology, bioactive compounds, functionality, and applications (January 2020) by Mohamed Fawzy Ramadan Hassnien.

The Company’s Business Model in alignment to UN’s Sustainable Development Goals

The Company believes that to make a true impact, they must materially advance progress towards meaningful environmental, social, and governance goals, and even further advance the fulfillment of the UN Sustainable Development Goals (SDGs)4 — giving due consideration to the potential impact pathways for a given investment. The UN SDGs can only be realized with strong global partnerships and cooperation, which underpin the vision of the Company’s subsidiaries since its inception. The SDGs identified by the United Nations provide a common pathway for a better and more sustainable future.

The Company believes that the SDGs in business is good business as they work in the spirit of partnership and pragmatism to make proper choices now to improve life, in a sustainable way, for future generations by providing clear guidelines and targets for all countries to adopt in accordance with their own priorities and the environmental challenges of the world at large.5

The Business Opportunity

Health Benefits. Oilseeds are rich in various phytochemicals such as phenolic compounds, flavonoids, tocopherols, tocotrienols, polyphenols, vitamins, minerals, protein, and fiber and are used in healthy vegetable oils, livestock feeds, medicines, biofuels, and other oleochemical industrial purposes. Oilseeds are also a rich source of oil and fatty acids and are cholesterol free, all of which are often employed in the extraction of oil.

4 See https://sdgs.un.org/goals

5 How 17 Companies Are Tackling Sustainable Development Goals (and Your Company Can, Too) — SDGfunders.

Vegetable oil is an invaluable product used throughout the world. Cottonseed oil is cooking oil made from the seeds of Gossypium hirsutum and gossypium herbarium cultivated for cotton plants, especially cotton fibre and animal feed, and like other oilseeds, such as sunflower seeds, cotton seeds have an oily core surrounded by a hard outer shell. Oil is removed from the grain during processing. Oil is also extracted from soybeans to use as a vegetable oil, which is the second most consumed oil. Soybean is used for extracting oil and for consumption as a seed legume in human diet. Soybean meal is an important component of formulated poultry and fish meals. Soybean protein is referred to as a “complete protein” due to its amino acid content. Soybean protein is well-known for its nutritional significance in the treatment of heart disease and diabetes.6

Oilseed composition has been studied extensively, but recently has been thoroughly investigated, especially focusing on the phytochemicals representing the minor components; this interest is connected with the activity of such compounds against cardiovascular diseases, lipid oxidation, protein cross-linking and DNA mutations and homeostasis function, which prevent the attack of biomolecules by free radicals.7

From phytosterols to polyphenols, fat to polyphenols, many of the characteristic components of oilseeds are known to have positive effects on health, capacity and well-being, and can be used to design functional foods. Vegetables, fruits and nuts, all rich in phenols, flavonoids, isoflavonoids, phytosterols and phytic acid — essential bioactive compounds, provide considerable health benefits8 such as alleviating major diseases and health conditions representing the highest causes of death worldwide, including cardiovascular disease, cancer, diabetes, neurodegenerative diseases, and aging. We believe that these ameliorative characteristics will continue to drive the demand for the Company’s products.

Global Market Demand. The global oilseeds market in 2022 is estimated at $264.87 billion worldwide and is expected to grow to $340.44 billion by 2026 at a compound annual growth rate (“CAGR”) of 5.7%, is projected to be worth $385.45 billion by 20309 and projected to be worth $385.45 billion by 2030. The growing usage of oilseeds in animal feed, as well as the need for healthy and organic oilseed-processed goods, public-private collaborations in varietal development, and molecular breeding in oilseeds, are expected to propel the growth of the oilseed market.

6 See Oilseed Market Size, Growth, Trends, Growth, Report 2022-2030 (precedenceresearch.com)

7 See Oilseeds as Functional Foods: Content and Composition of Many Phytochemicals and Therapeutic Alternatives | IntechOpen

8 See Id.

9 See Oilseeds Global Market Report 2022 by The Business Research Company.

The Company believes that Australian-derived non-GMO oils are in high demand in Europe and other countries, in contrast to Canadian canola oil which is mostly genetically modified in order to be tolerant to herbicides.10 We believe that the global demand for healthier, natural and chemical-free food products opens avenues for domestic and international economic activity and the Company is an example of this trend. The Company intends to address this increased global demand for sustainable premium cold-pressed and non-GMO products by expanding its existing cold-pressing capacity from 40,000 metric tons to 80,000 metric tons per annum. The Company is also looking to establish a multi-seed crushing plant at Emerald, Queensland with a projected cold-pressing capacity of 80,000 metric tons per annum by the end of 2023 to market itself as the largest cold-pressed player in the APAC region. According to a 2024 study, “Soybean Oil Market Report 2024: Forecast by Consuming Countries, Producing Countries, Importing Countries, Exporting Countries to 2032,” the market is accelerating, as the production of soybean oil has increased because of its demand by the population due to its nutritional value.11

Sunflower Oil

Sunflower seeds are used for the purpose of producing sunflower oil. Sunflower oil is extensively used as frying oil in food and as a lubricant in cosmetic applications. It contains linoleic acid, a polyunsaturated fat and oleic acid, a monounsaturated fat. It also consists of large amounts of Vitamin E. Unrefined sunflower oil is used as a salad dressing in Eastern European cuisines, as it contains omega-6 fatty acids and is very nutritious. Sunflower butter contains sunflower oil as well. When sunflower oil is extracted, the crushed seeds are left behind, which are high in protein and dietary fiber and can be utilized as animal feed, fertilizer, or fuel. PEG-10 sunflower glycerides are the polyethylene glycol derivatives of mono- and diglycerides generated from sunflower seed oil with an average of 10 moles of ethylene oxide and are a pale-yellow liquid with a “slightly fatty” odor.

Sunflower glycerides PEG-10 is widely utilized in cosmetic compositions. When mixed with diesel in the tank, sunflower oil can be utilized to run diesel engines. In frigid temperatures, viscosity is enhanced due to the high quantities of unsaturated fats. Because it is a rich source of oil, ash calcium, carbohydrate and protein, the sunflower segment in this market is expected to grow at the quickest rate. Sunflower seeds are widely employed in the feed business as sunflower meal, which is increasingly being used as an alternative for soybean meal due to price considerations.

Rapeseed Oil

Canola, or rapeseed oil, is produced by Rapeseed, which is also known as rape or colza, which is a mustard plant cultivated for its seeds. Canola oil is multifarious in nature, as it is used for cooking, as a soap and margarine ingredient, and as a lamp fuel (colza oil). Jet engines use the liquefied form of oil to lubricate and can also be converted to biodiesel.

Fodder is produced, as a result of the seeds which are left over after oil extraction. The plant can be used as a green manure and cover crops. After soybean and palm oil, rapeseed was the world’s third-largest source of vegetable oil in 2000. After soybean, it is the world’s second-largest source of protein meal. Rapeseed meal is produced as a by-product of the oil extraction process. A high-protein animal feed is produced as a by-product, which is competitive with soybean. The feed is mostly used for cattle, although it is also used for pigs and fowl. Natural rapeseed oil, on the other hand, includes 50% erucic acid and large quantities of glucosinolates, lowering the nutritional value of rapeseed press cakes for animal feed.

A study by Precedence Research in 2024 concluded that oilseeds used as a vegetable oil are not only high in protein, but also high in concentrated energy. The expanding demand for vegetable oils in an ever-increasing number of homes is driving demand for oilseeds. Furthermore, the growing need for biofuels in both developing and developed countries is propelling the oilseeds market forward. To meet the increasing demand for oil around the world, farmers are increasingly turning to oilseeds to boost productivity.

10 See The GMO High-Risk List: Canola - The Non-GMO Project (nongmoproject.org)

11 Soybean Oil Market Report 2024: Forecast by Consuming (globenewswire.com)

In the commercial sector, oilseeds are high in demand because of its various applications such as oilseeds like sunflower as a type of moisturizer in cosmetic products. Oilseeds are India’s second-largest agricultural export after food grains. According to Precedence Research, as people increasingly prioritize their health, they are choosing vegetable oil over animal fat. Linseed Oil, in addition to different vegetable oils, is extensively used for manufacturing paints, varnishes, and lubricants. Oil-cake is used to feed cows and also as a fertilizer for vegetation which includes cotton, tobacco, tea, and sugarcane. Oilseeds are also extensively utilized in the automobile sector as a source of fuel. For example, sunflower oil is used in diesel engines to run it when mixed with diesel in the tank. In the automobile paint industry, castor seed oil has been evaluated as a plasticizer and film forming. The seed meal had a low moisture content, making it ideal for glossy auto paint.

Industry Overview

According to the 2024 study by Precedence Research, the global oilseed market size was valued at USD 249.05 billion in 2023, and it is projected to be worth around USD 373.32 billion by 2033 making a CAGR of 4.13% during the forecast period 2024 to 2033.12

OILSEED MARKET SIZE 2023 TO 2033 (USD BILLION)

PRECEDENCE RESEARCH
380
342
304
266
228
190
152
114
76
38
0
$ 249.05
$ 259.48
$ 270.35
$ 281.67
$ 293.47
$ 305.76
$ 318.56
$ 331.90
$ 345.80
$ 359.70
$ 373.32
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033

Source: https://www.precedenceresearch.com/oilseed-market

Oilseeds are grown primarily for obtaining oil. The major sources of edible oils are copra, cottonseed, palm kernel, peanut, rapeseed, soybean and sunflower seed. Oil is extracted either by mechanical extraction processes in oil mills or by chemical extraction using solvents. For example, the oil content in seeds ranges from 20% for soybean and 40% for sunflowers and rapeseed. After the extraction process, the crushed seeds are further processed into animal feeds.

12 Oilseed Market Size, Growth, Trends, Growth, Report 2024-2033 (precedenceresearch.com)

The soybeans segment contributed more than 59.14% of revenue share in 2023 globally in terms of volume. The market is expected to grow significantly due to an increase in the consumption of soybeans which are used in the production of edible oils, fatty acids, soaps, biodiesels, and animal feed; increases in the production of soybeans in Brazil, Argentina, and other countries; a surge in the global population which has led to increases in demand for edible oils for preparing food products; and supportive government policies to increase agricultural production of oil fuel and advancements in seed technologies and biotech traits, such as herbicide and insecticide resistance. The outbreak of COVID-19 has also positively impacted the overall growth of the oilseeds market as more people consume and produce meals at home relying on edible oils to cook healthier food.13

According to the 2024 study by Precedence Research, the Asia Pacific oilseed market size, which includes Australian, was valued at USD$87.46 billion in 2023 and is expected to hit around USD$140.38 billion by 2033, growing at a CAGR of 37.7% from 2024 to 2033. Asia-Pacific leads the oilseed market with a large market share of 35.12% in 2023 due to the growing food processing industry and increasing soybean production. The oilseeds market is segmented by oilseed type, product, breeding type, biotech trait and region. Based on oilseed type, the market is categorized into copra, cottonseed, palm kernel, peanut, rapeseed, soybean and sunflower seed. By product, it is bifurcated into animal feed and edible oil. Depending on breeding type, the market is segregated into genetically modified and conventional. On the basis of biotech trait, the market is bifurcated into herbicide tolerant, insecticide resistant and other stacked traits. Region wise, the market is analyzed across North America (the U.S., Canada, and Mexico), Europe (Germany, the Netherlands, Spain, France, Italy, the UK, Russia, Ukraine and the rest of Europe), Asia-Pacific (China, India, Japan, Indonesia, South Korea and the rest of Asia-Pacific), and LAMEA (Brazil, Argentina, Paraguay, South Africa and the rest of LAMEA).

The Non-GMO Market Size and Opportunity

Non-genetically modified organisms (non-GMO) food is prepared without ingredients derived from genetically engineered organisms. The rising awareness amongst customers regarding the health benefits of non-GMO food consumption is anticipated to drive market growth. Moreover, environmentally-conscious consumers are willing to pay a much higher price for sustainable products such as non-GMO and locally-produced foods since ethical considerations are becoming important in their decision-making process. Several organizations are encouraging farmers to grow non-GMO food, which is also likely to support market growth in the forthcoming years.

The global non-GMO food market size was USD$740.65 billion in 2023 and is projected to grow from USD$895.36 billion in 2024 to USD$2,003.68 billion by 2032, growing at a CAGR of 11.94% during the 2024-2032 period according to a study released August 14, 2024, by Fortune Business Insights.14 North America dominated the non-GMO food market with a market share of 40.61% in 2023.

13 See https://theconversation.com/covid-19-reshaped-the-way-we-buy-prepare-and-consume-food-193069

14 Non-GMO Food Market Size, Trends & Growth | Forecast [2032] (fortunebusinessinsights.com)

Asia Pacific is an emerging region in the market, and it is expected to grow at the highest CAGR in the forecast period. While there is a major interest in the product among the higher-income, better-educated population in Korea, Japan, and Australia, consumers in China and India drive demand expansion within the region according to the study by Fortune Business Insights.15

The Company’s Products and Strategy

The Company produces organic food-grade oils and vegetable protein meals by means of cold pressing extraction from chemical and GMO-free oilseeds. The Company’s vegetable oils include unrefined canola oil, premium canola oil, extra filtered canola oil, RBD canola oil, safflower oil, sunflower oil, RBD sunflower oil, soyabean oil, linseed oil, extra virgin olive oil. The Company’s protein meals include organic and non-organic cold pressed canola, sunflower, safflower, soybean and linseed meals. Protein meals are the co-product of cold pressing extraction and are predominately used as a supplement in stockfeed rations. The meals are also used in rations for protein, amino acids, fiber and fat depending on dietary requirements.

Premium products include:

●	Cold pressed Canola oil

●	Cold Pressed Soya bean oil

●	Sunflower Oil

●	Cold Pressed Canola Meal

●	Plant Based Proteins

●	Sunflower Meal

We sell cold pressed vegetable oils and vegetable protein meals extracted from oil seeds. For fiscal years 2024 and 2023, we derived approximately 85% and 89%, respectively, of our total revenue from the sale of cold pressed vegetable oils with the balance from the sale of vegetable protein meals extracted from oil seeds. The Company processes and sells high quality protein meal for the agricultural market (including the feedstock industry) and is leveraging this by-product to expand into the plant-based meats and proteins markets. Presently, the Cootamundra facility is capable of crushing canola, safflower and sunflower seeds with a current processing capacity of more than 33,000 metric tons per annum. Edible oils and protein meal serve as the largest outlet for oilseed derivative products. The food industry demands healthy oils for cooking and dining. A key example being Canola Oilseed — in which Australia produces over 15-20% of the global Canola seed trade. Australian oilseed production, due to relative proximity and high-quality output, are well-placed to supply the rapidly expanding consumer export markets of the Asia-Pacific as well as satisfy increased domestic demands.

The Company enters into standard sales contracts with customers for the purchase of these products, which detail the duration and amount of the product to be delivered during the course of the contract, compliance with applicable government regulations and tax payment obligations.

The Company intends to address the increased global demand for sustainable premium cold-pressed and non-GMO products by expanding its existing cold-pressing capacity from 33,000 metric tons to 65,0000 metric tons initially per annum through its new multi-seed crushing plant at Emerald, Queensland with a projected cold-pressing capacity of 80,000 metric tons per annum allowing the Company to market itself as the largest cold-pressed player in the APAC region.

15 Id.

The Company’s Manufacturing Process

The Company’s cold pressing oil plant is currently the largest in Australia and has seed processing capacity of up to 40,000 metric tons per annum. “Cold pressing” refers to oils obtained through pressing and grinding oilseeds without the use of chemicals or solvents at temperatures that do not exceed 122°F (50°C) and produces high energy canola meal used in stock feed by most species of animals worldwide. As a result of cold pressing, oil and meal retain most of their nutritional values, antioxidants and healthy omega fatty acids (including omega 3 and omega 6) and, including Polyunsaturated fatty acids (linoleic acid) that lower serum cholesterol and ..contain zinc and vitamins like vitamin A, C, E, D lecithin, potassium, bioflavonoids and phenols, which help in lowering cholesterol levels in the blood, protecting the liver from oxidative damage, and suppressing oxidative stress.16 Moreover, cold pressing methods is safer as they avoid the use of Solvents like hexane and petroleum ether that can have deleterious effects on the human body if the solvent plus oil mixture is not properly processed. Hexane can cause depression of the central nervous system and dermatitis. Cold-pressed oils do not utilize such harmful chemicals for production.17

Depiction of the Oilseed Extraction Process via Cold Pressing

Research and Development

Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (the “AOI”) was established in 1991 by community-based growers, leaders and investors and commissioned its first oilseed processing plant in 1992, crushing more than 2,000 metric tons. Continuous research and development of methodology has resulted in seed processing capacity of more than 35,000 metric tons per annum presently notwithstanding using cold pressing methods that produce guaranteed non-GMO products. AOI continually engages in research and development on the improvement of cold pressed oil extraction from safflower, sunflower and other oilseeds, plant-based meats and the usage of canola as an ingredient. Additionally, AOI had the first oil processing plant in Australia to partially adopt renewable solar energy along with electricity to run the plant concurrently. The plant currently abates 42.2 metric tons of CO2 (per month) with 568-kilowatt peak solar power. The Company is aiming to become carbon neutral plant furthering its UN SDG goals.

16 See Cold-pressed oils VS Hot-pressed oils: Which one is better for your health? | TheHealthSite.com

17 Cold Pressed Oils health benefits (yashkri.com)

Actual Photo of the Company’s Cootamundra, Australia Facility Including its Solar Panels

Sales and Marketing and Customer Contracts

During the year ended June 30, 2024, the Company’s sales revenue increased by AUD$4.79 million or 16% to AUD$33.73 million for the twelve-month period ended on June 30, 2024, compared to AUD$29.05 million for the twelve-month period ended June 30, 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil.

A substantial portion of the Company’s products are sold to its top five customers. In the year ended June 30, 2024, 64.8% of total sales by the Company were to its top five customers. The Company’s top three customers accounted for 49.4% of total sales for the year end June 30, 2024. The Company’s top five customers (and top three) as of yearend June 30, 2024, along with the total sales from each customer, are summarized in the following table:

Customer	Total Sales As of 30 June 2024 AUD$	Outstanding Balance as of 30 June 2024 AUD$
Daabon Organic Australia Pty Ltd.	6,026,698	1,703,927
Costco Wholesale Australia	5,857,260	1,229,271
Energreen Nutrition Australia Pty Ltd.	4,838,204	-
Hygain NSW (Proprietary) Ltd.	3,306,466	250,845
100% Bottling Company Pty Ltd.	1,911,641	-

If the sales performance of any of the Company’s key customers declines or if they terminate their cooperation with us or start to cooperate with any of the Company’s competitors, or if there is any modification as to the sales and purchase terms entered with any of our key customers, our business, financial condition and revenue would be seriously impacted.

The Company markets its products to wholesale distributors, such as Costco in Australia and New Zealand, which Costco Australian supply contract has been extended to January 2025, and also directly to customers. The Company’s marketing reflects its pride in using clean, renewable energy through cold-pressing techniques resulting in no chemicals or preservatives in its products.

The Company’s subsidiary, Good Earth Oils, has a supply agreement with Costco Australia for 165,000 drums of Good Earth Cold Pressed Canola Oil through June 2023, which supply agreement was renewed to February 2024 and again through mid-December 2024. The current contract with Costco is for a commitment of 79,200 drums of 20-litre Good Earth Oils Cold Pressed Canola and Vegetable oils representing sales of approximately AUD$3.2 million of sales through mid-December 2024. The Company will renegotiate the renewal of the contract with Costco in November 2024, which has not yet commenced, given the current strong demand for Good Earth Oils products in Costco stores.

In addition, the Company’s subsidiary, Good Earth Oils, has a supply agreement with Woolworth Grocery, currently Australia’s largest supermarket chain for sales of (i) 4-litre tins of Good Earth Extra Virgin Olive from January 2024 to January 2025, annual sales projected as AUD$3.9 million; and (ii) 2-litre tins of Good Earth Extra Virgin Olive and 5-litre tins of Good Earth Extra Virgin Olive under a contract from September 2024 to September 2025, with annual sales projected at AUD$3.5 million. The Company is currently working with Woolworth Grocery on the next major review with the proposal to increase its supply and range of oils under its expected future contracts. Woolworth Grocery is anticipated to commit to a contract for 750mL Good Earth Oil Extra Virgin Vegetable Oil in its March 2025 planogram (i.e., a schematic drawing that shows a grocery store’s shelves and products.

Recently, the Company’s subsidiary, Good Earth Oils, entered into a supply agreement with Coles Supermarket, with approximately 850 stores in Australia, to provided 4-litre tins of Good Earth Oils Extra Virgin Canola Oil commencing in October 2024 to October 2025, with annual sales projected at AUD$1.2 million.

Good Earth Cold Pressed Canola Oil is packed with Omega-3 and Omega-6 and its ratio provides ideal nutrition. Good Earth Cold Pressed Canola Oil meets very specific quality standards. For example, Good Earth Oils methods of oil extraction involve only “cold pressing,” which refers to oils obtained through pressing and grinding of the oilseeds. Good Earth Oils does not use chemicals, preservatives or solvents at temperatures that exceed 50oC, which means that its oils are also not altered by temperature. Accordingly, Good Earth Oils’ products retain an earthy taste and contain more of the natural antioxidants, vitamins and anti-inflammatory properties.

In comparison, lower-cost conventional oils sold in supermarkets are heavily processed and extracted with hexane, which contaminates the cooking oil. Further, high heat is used during processing, which turns polyunsaturated fats rancid or converts into dangerous trans fats. Conventional cooking oils are produced using many toxic chemicals such as petroleum solvents and strong acids. Further, they go through a refining process that uses high heat up to 200oC, which removes the natural aroma of the oil. Carcinogenic Glycidyl Esters and 3-MCPDs are formed as a result of exposure to high temperatures.

The Company’s subsidiary, Cootamundra Oilseeds Pty. Ltd. supplies all of Good Earth Oils branded edible oils. In addition, Cootamundra Oilseeds Pty. Ltd. enters into three-months rolling contracts for the sales of its bulk oils to its main customers, such as 100% Bottling Company Pty. Ltd., an Australian food, beverage and packaging business and leading supplier of package edible oils, and Riverina Oils & Bio Energy Pty Ltd. a premier supplier of animal feed, grains and protein meals to domestic and export markets who can distribute the products as private label in major supermarket chain. Daabon Organic Australia Pty Ltd and Costco Wholesale Australia, represent two of the Company’s top five customers in terms of sales for fiscal year end June 30, 2024, with sales totaled AUD$ 6,026,698 and AUD$ 5,857,260, respectively.

The Company believes it will be able to gain market acceptance in light of cold pressed vegetable oils free of GMOs and particularly that it will be a strong alternative choice to meet the growing international demand from countries such as the United States, Japan, Europe and other regions for non-GMO and chemical free food graded oil and protein materials, especially as world oilseed consumption is increasing. Rising incomes continue to lift Chinese demand for meat, and subsequently for high-protein animal feed such as soybean meal. In the short term, more Chinese soybean consumption is expected to be sourced from domestic stocks. However, with continued growth in consumption, demand for imports is expected to increase though there is no certainty of this result.

The Company’s operations are reliant upon stable supply of electricity and access to transportation routes in order to optimally run our oilseed grinding and extraction operations and/or deliver our products to customers. Our suppliers’ farming operations are also reliant on access to water for the cultivation of oilseeds, which we then use to produce our products. Should we not have access to reliable electricity supply, or should our suppliers have limited access to water or experience infrastructure challenges, this could have a material adverse effect on our access to oil seeds and therefore our business, operating results, cash flows, financial condition and future growth.

Intellectual Property

The Company does not currently hold any patents.

The Company owns the following registered trademarks: Cootamundra Gold, Perfect Balance, and Good Earth Oils. In addition, the Company owns the domains www.australianoilseeds.au and www.oilseeds.com.au.

Competition

The Company has significant competition in the markets in which it operates based principally on price, foreign exchange rates, quality, global supply, and alternative products, some of which are made from different raw materials than those utilized by the Company. Given the commodity-based nature of its businesses, the Company, on an ongoing basis, focuses on managing unit costs and improving efficiency through technological improvements, productivity enhancements, and regular evaluation of the Company’s asset portfolio. The Company’s business is a vertically integrated business that provides ingredients and food products for food-grade consumption in a highly competitive environment with a variety of companies offering the same products and services. The industry includes ingredient suppliers, contract manufacturers, global fast moving consumer goods companies, and private label brands, as well as smaller companies that specialize in specific niche markets.

The Company focuses on staying ahead of the curve in terms of innovation and production solutions, focusing on consumer needs, expanding into new markets, building strategic partnerships, and building a strong distribution network. The Company will need to extend extra efforts to create awareness in the market through promotional activities to achieve market acceptance for its high-quality non-GMO food-grade oils and protein meals.

Employees

The Company has 21 full-time employees and 7 full-time equivalent contractors working at the factory and 8 full-time equivalent contractors working for the management team. The Company believes its relationship with its employees and contractors is cooperative and its employees and contractors share the same goals as management to industrialize oilseeds, making the products available worldwide.

As The Company expands, it believes it will be able to source personnel that can contribute to the technical, marketing and business development aspects of the company.

Facilities and Expansion

The Company leases a 6.02-hectare property in Cootamundra, Australia, where the oilseed processing plant and ancillary buildings accommodating the equipment, and facilities are located. The Company obtained an AUD$14 million bank facility to fund the expansion of the Cootamundra facility. The Company has deployed the AUD$14 million bank facility as follows: (i) AUD$4 million was allocated for equipment finance, (ii) AUD$8 million for construction costs to expand the facility, and (iii) AUD$2 million for business growth and working capital related to the crushing plant’s expansion.

The Company has expanded its existing oil processing plant and is building a multi-oilseed crushing plant near Emerald in the Central Queensland region that is expected to deliver a crucial expansion of the Company’s operational footprint. This facility will produce edible oil feedstocks to meet the growing Asia-Pacific market, and bio-diesel feedstock to fuel the renewable energy revolution, to eventually reach a total oilseed crushing capacity of 200 tons per day along with capabilities to bleach and deodorize the oilseeds at a capacity of 50 tons per day.

The construction of the new crushing and production plant in Queensland is projected to cost AUD$25 million. In connection with the funding of the new Queensland plant, the Company has received government support through an Industrial Partnership Program through CQ Oilseeds Pty Ltd. and its parent entity, Energreen Nutrition Australia Pty Ltd., in the amount of AUD$5 million of incentives plus a grant of tax incentives. The balance of the capital stack to fund the plant includes AUD$3 million of funding generated from operating cashflow, AUD$6 million to AUD$10 million in a bank funding facility for construction and equipment financing, and AUD$8 million to AUD$11 million of equity funding to complete the new plant within 15 months. If the Company does not raise all or any of the AUD$8 million to AUD$11 million of equity funding, the Company intends to fund the shortfall from the Company’s operating cashflow, which would reduce its results of operation. Upon completion of construction of the new facility, Energreen Nutrition Australia Pty Ltd. will transfer CQ Oilseeds Pty Ltd. and its assets, including the new facility to the Company via a transfer agreement.

Central Queensland is strategically placed to grow and develop a domestic oilseed processing sector in addition to a range of value-added industries. The Company seeks to support the growth of its oilseed agricultural products through the development of its domestic capabilities to deliver an internationally capable export industry and unlock Central Queensland’s bio futures sector through the success of this project. This will be achieved by bringing the productive capacity and supply-chain efficiency that will enable the expansion of domestic oilseed production and the commercial potential of oilseed products.

Crushing infrastructure will play a major role in expanding and developing the production of oilseed crops in Central Queensland thus presenting an opportunity for local farmers to diversify into higher value crops. The Central Queensland cropping region has a strong history of oilseed production, but this capacity has largely disappeared due to a lack of essential processing infrastructure. Central Queensland produces between 40,000 and 50,000 tons of seed per year but lacks the processing infrastructure to support downstream processing capabilities.

The Australian processing capability for these products are now predominantly located in New South Wales and Victoria, which has directed value-add activities interstate. Given the capacity and strength of the Queensland oilseed growing industry, and the commercial benefits stemming from the efficient integration of processing and growing operations, this project will take the first step in reviving the oilseed industry in Central Queensland and help to catalyze Australia’s bio futures sector. We believe that Queensland has the potential to develop a $1 billion oilseed processing and value addition base industry similar to development cases in New South Wales and Victoria where the oilseed crushing industry is contributing between $5 billion and $7 billion per annum to the respective economies.

The current capacity of the Company’s primary processing site in Cootamundra, NSW was expanded in 2024 with expansion completed with full operation in the expanded Cootamundra facility in August 2024. The Company is further expanding its processing capacity to meet market demand and sees strategic commercial value in establishing a new processing plant near Emerald in close proximity to Central Queensland growers under an affiliated entity, CQ Oilseeds Pty Ltd. The facility will be the first major crushing plant in Queensland.

The investment rationale to develop a greenfield facility in Emerald comes at a crucial time with consideration to inflation, surging fuel costs, avoidance of global supply chain and related geopolitical tension and an increasing focus and commitment to sustainability. A processing facility in Queensland will generate savings from inter-state freight cost, reduce carbon emissions and minimize the distribution costs associated with supplying the northern and southern markets of Queensland with direct access to rail and the Gladstone Port.

The Company expects to adhere to the following implementation methodology and associated project schedule:

General	Key Milestone		Description
Pre-construction Activities	1	Approvals & Permissions Start: 01 Sep 2022 End: 31 December 2024	● Receiving Development Approval and EPA License ● Offtake agreements with customers ● Contract execution ● Financial approvals
Construction Activities	2	Factory Building & Machinery Phase 1: Start: January 2025 End: January 2026 Phase l1: Start: January 2026 End: December 2026

● Signing contracts with construction company

● Procurement of construction materials

● Placing equipment orders

● Civil works

● Site establishment

● Construction site works (including foundations, factory shed, slab, frame and cladding)

● Delivery and installation of equipment

● Testing and commissioning

Commercial Operations	3	Hiring & Training Start: Sep 2025 End: March 2026	● Commence hiring with senior management ● Hire operational plant staff from local region ● Training and development of the selected hires ● Human Resources/Onboarding administration
	4	Contracts & Supply Chain Management Start: January 2025 End: December 2026

● Signing contracts with suppliers and engagements with growers.

● Distribution contract drafting

● Logistics negotiations

● Performance analysis to maximize operational supply output and financial performance

● Risk mitigation

The new and larger oil processing plant in Emerald, Queensland is expected to have a capacity to crush 200 tons of oilseeds per day. The new Emerald plant is currently in development (see “Pre-construction Activities” in the table above). The Queensland Government awarded a governmental grant of approximately AUD$5 million in funding and tax credits to support the Emerald, Queensland facility. Approval of this funding occurred on December 14, 2023, with funding commenced in March 2024. The land lease for the property underlying the Emerald, Queensland facility commenced in January 2023, and the local development was submitted and is now under review by the local council. The groundbreaking will occur in the first quarter of 2025 calendar year with the construction period expected from January 2025 to December 2026 and the receipt of the certificate of completion is expected in March 2025. The Company expects the construction of the plant to require capital expenditures of AUD$24 million.

Regulatory Environment

The Company has foreign government approvals to import food grade oils to the United States. Specifically, Cootamundra Oilseeds Pty Ltd. is registered with the U.S. Food and Drug Administration (FDA) pursuant to the Federal Food Drug and Cosmetic Act, as amended by the Bioterrorism Act of 2002 and the FDA Food Safety Modernization Act as of December 9, 2022, which is effective through December 31, 2023. The Company has not sought “Organic” certification from the United States Department of Agriculture. Cootamundra Oilseeds Pty Ltd. is registered through SAI Global as compliant with Good Manufacturing Practices and Hazard Analysis until January 14, 2026. Cootamundra Oilseeds Pty Ltd. is certified Halal compliant by Halal Australia until July 1, 2023. Cootamundra Oilseeds Pty Ltd. is certified Kashrut by the Kashrut Authority of Australia and New Zealand until October 14, 2023 (i.e., Kosher). Cootamundra Oilseeds Pty Ltd. is verified Non-GMO for its “First Press Canola Oil” product and “Premium First Pressed Canola Oil” product by the non-GMO Project until June 22, 2024.

Supply Chain from Central Queensland

The Central Queensland region is a highly significant area within Queensland’s wider agricultural industry. Most regions in Australia hold the ability to produce one broadacre crop per year. Crop planting windows in the Central Highlands region are wider, crops mature faster (due to warm climate) and reduced risk of damage from frost. Given the right conditions, this enables an increased cropping intensity of two crops to be planted and harvested in a year without penalties to yields.

As of 2019, Central Queensland region has more than 400 operations growing grains, pulses and oilseeds primarily under rain grown production conditions and more than 45,300 hectares of broadacre crops are grown under flood, lateral and pivot irrigation. The Australian Bureau of Statistics values broadacre cropping at $103 million, making it the second largest agricultural activity in the Central Highlands.

The Central Queensland cropping area can grow up to 65,000 to 70,000 tons of oilseed (primarily cottonseed and sunflower seed) per year. During the early 2000’s, the region produced more than 80,000 hectares of sunflower seed. Now the region currently imports between 30,000 and 40,000 tons of sunflower oil per year.

Cooperative Research Centre for Developing Northern Australia (CRCNA) and Grains Research and Development Corporation (GRDC) in partnership with Farmacist and Savannah Ag Consulting (agronomists) conducted a three-year research experiment under the “Developing an oilseed industry for North Queensland” project comparing the crop yield rates of several oilseed crops grown in Central and Northern QLD to industry averages. The project trials were conducted from Emerald in Central Queensland to North Queensland featuring oilseed crops including canola, Indian mustard, carinata, soybeans, linseed, nigella, sunflower, camelina, safflower and black sesame. Results have shown that several oilseed crops produce the same or better yields in tropical Queensland compared to trials in temperate climates, alleviating decades of industry assumptions around growing conditions in the regions. The clear standouts were canola which produced a 2.85 tons per hectare yield, higher than the 2.54 tons per hectare outcome from the National Variety Trial (NVT) Roundup Ready trials, and safflower that had a 2.6 tons per hectare yield and was over double the 1-1.2 tons per hectare.

Legal Proceedings

From time to time, we may become a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

There were two cases involving the Company’s subsidiaries, Cowcumbla Investments Pty Ltd. and Cootamundra Oilseeds Pty Ltd., filed in the Supreme Court of New South Wales in connection with a related party loan with a former director totaling AUD$1.2 million. Cowcumbla Investments Pty Ltd. and Cootamundra Oilseeds Pty Ltd. recently settled these claims following their repayment of the amount due under this related party loan in monthly instalments from January 2023 to April 2023. The cases pending against Cowcumbla Investments Pty Ltd. and Cootamundra Oilseeds Pty Ltd. have concluded following the local mediation process held on 30 May 2023 and the payment of an additional sum under this loan in the amount of AUD95,000 as final settlement on 1 June 2023. The Company does not expect to incur any further costs in relation to the matter, however, the inherent uncertainties of any future litigation, and the ultimate cost and outcome of future litigation cannot be established definitively.

Corporate Information

Australian Oilseeds Holdings Ltd. is a Cayman Islands exempted company (the “Company,” “we,” “us” or “Australian Oilseeds”) formed on December 29, 2022.

The Company’s subsidiaries include Australian Oilseeds Investments Pty Ltd., an Australian proprietary company; Good Earth Oils Pty Ltd. an Australian proprietary company; Cowcumbla Investments Pty Ltd., an Australian proprietary company, which is 82.7% owned by the Company and which wholly owns Cootamundra Oilseeds Pty Ltd., which is incorporated in Australia; CQ Oilseeds Pty Ltd., an Australian proprietary company, and EDOC Acquisition Corp., a Cayman Islands exempted company.

The Company is located at 126 – 142 Cowcumbla Street, Cootamundra and Site 2: 52 Fuller Drive Cootamundra and reachable by telephone on +02 6942 4347.

The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report or in deciding whether to purchase our Ordinary Shares.

Recent Developments

Closing of Business Combination

On March 21, 2024 (the “Closing Date”), Australian Oilseeds Holdings Limited., a Cayman Islands exempted company (“Australian Oilseeds” or the “Company”), consummated the previously announced business combination pursuant to the Business Combination Agreement, dated as of December 5, 2022 (as amended on March 31, 2023 and December 7, 2023 (the “Business Combination Agreement”), between the Company, EDOC Acquisition Corp., a Cayman Islands exempted company (“EDOC”), American Physicians LLC, a Delaware limited liability company, in the capacity as the representative, from and after the Closing Date for the shareholders of Purchaser and the Company (other than the Sellers (as defined below)) in accordance with the terms and conditions of the Business Combination Agreement (the “Purchaser Representative”), AOI Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“Merger Sub”), Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (“AOI”), Gary Seaton, in his capacity as the representative for the Sellers, in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”), and each of the holders of AOI’s outstanding ordinary shares named on Annex I to the Business Combination Agreement (the “Primary Sellers”), as amended from time to time, to include subsequent parties that execute and deliver to Purchaser, the Company and AOI, a Joinder (the “Joining Sellers”), and the holders of AOI’s outstanding ordinary shares who are bound by the provisions of the Business Combination Agreement pursuant to the drag-along rights set forth in AOI’s memorandum and articles of association (the “Drag-Along Sellers,” and collectively with the Joining Sellers, the “Sellers”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.”

Pursuant to the Business Combination Agreement, on the Closing Date, EDOC merged with and into Merger Sub, with EDOC continuing as the surviving entity (the “Merger”), as a result of which, EDOC became a wholly owned subsidiary of the Company, and each issued and outstanding security of EDOC prior to the Closing Date was cancelled in exchange for the receipt of substantially identical securities of the Company. Also on the Closing Date, the Company acquired all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for the Company’s ordinary shares (“Company Ordinary Shares”) par value $0.0001 per share (the “Share Exchange”). More specifically, pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”):

(i)	Each holder of EDOC pre-transaction privately-held Class A ordinary shares and the Class B ordinary share (the “EDOC Ordinary Shares”) received Company Ordinary Shares, which are listed under the ticker “COOT” (less 200,000 Class A ordinary shares that were forfeited by EDOC back to the Company);

(ii)	Each holder of AOI ordinary shares received Company Ordinary Shares on a one-for-one basis (the “Exchange Shares”);

(iii)	Each holder of EDOC’s public Class A ordinary shares received Company Ordinary Shares on a one-for-one basis;

(iv)	EDOC’s warrants terminated and were exchanged for warrants of the Company (the “Warrants”), which Warrants are listed on the Nasdaq under “COOTW”;

(v)	Each holder of EDOC’s rights (the “Rights”) received 1/10 of a Company Ordinary Share for each such Right, as set forth herein;

(vi)	EDOC’s Rights were no longer be traded;

(vii)	EDOC’s 479,000 placement units (“Placement Units”) were exchanged for Company Ordinary Shares and Warrants of the Company; and

(viii)	EDOC’ $1,500,000 of convertible promissory notes that were convertible at Closing into Company Ordinary Shares (“Convertible Shares”) and warrants (“Convertible Warrants”).

In connection with the closing of the Business Combination, EDOC and/or the Company entered into or amended, as applicable, certain agreements with their vendors or service providers, including the underwriter in EDOC’s IPO, to pay various business combination transaction expenses otherwise due at Closing, including deferral agreements with vendors or service providers, requiring deferred cash payments by the registrant to such parties to be satisfied over specified time periods after Closing, and certain other fee modification agreements with vendors or service providers pursuant to which such parties received newly issued Ordinary Shares at Closing and/or deferred cash payments (or a combination of both). Pursuant to such agreements, an aggregate of 840,891 Company Ordinary Shares (694,391 to Arc Group Limited and 146,500 to I-Bankers Securities, Inc.) were issued to such providers.

In addition, in connection with the closing of the Business Combination, the Company closed the private placement of the Arena Warrants and Debentures pursuant to the Securities Purchase Agreement dated August 23, 2023 between the Company, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP (the “PIPE Investors”) and executed the Arena Transaction Documents including the 10% Original Issue Discount Secured Convertible Debenture, the Arena Warrant, the Registration Rights Agreement and related documents.

In addition, at the Closing, the Company, the Primary Sellers, the Purchaser Representative, the Seller Representative and the Escrow Agent entered into an escrow agreement (the “Subscription Escrow Agreement”), pursuant to which a number of Exchange Shares equal to 15% of the estimated Exchange Consideration issuable to the Sellers at the Closing (such Exchange Shares, together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted the “Escrow Shares”) are subject to the restrictions of the Escrow Agreement and shall be held by the Escrow Agent, along with any dividends, distributions or income thereon (together with the Escrow Shares, the “Escrow Property”) in a segregated account (the “Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Subscription Escrow Agreement. The Escrow Shares will be held in the Escrow Account for a period of 12 months after the Closing and shall be the sole and exclusive source of payment for any post-Closing purchase price adjustment and for any post-closing indemnification claims (other than certain fraud claims and breaches of AOI and the Sellers’ fundamental representations, as in the Business Combination Agreement). At the 12-month anniversary of the Closing, on March 21, 2025, all remaining Escrow Property will be released to the Sellers in accordance with the Business Combination Agreement. However, the amount of Escrow Property equal to the value of any pending and unresolved claims will remain in the Escrow Account until finally resolved.

The transaction was unanimously approved by the board of directors of EDOC and was approved at the extraordinary general meeting of EDOC’s shareholders held on March 6, 2024 (the “Special Meeting”). EDOC’s shareholders also voted to approve all the other proposals presented at the Special Meeting. As a result of the Business Combination, AOI and EDOC became wholly owned direct subsidiaries of the Company. On March 22, 2024, the Ordinary Shares and public warrants of the Company (the “Public Warrants”) commenced trading on the Nasdaq Global Market, or “Nasdaq,” under the symbols “COOT” and “COOTW,” respectively.

Lock-up Agreements and Escrow Agreement

Pursuant to lock-up agreements entered with the applicable party, all holders of Ordinary Shares as of the Closing, other than the PIPE Investors, the EDOC’s public shareholders and certain Sellers of AOI holding a minority ownership, agreed, among other things, that such party’s Ordinary Shares may not be transferred for a period after the Closing. Following the closing of the Business Combination, of the 23,224,102 Ordinary shares that were issued and outstanding as of the Closing Date, approximately 17,088,324 Ordinary Shares (or approximately 73.6% of the total issued and outstanding Ordinary Shares) are subject to a lock-up for up (A) with respect to 50% of such Ordinary Shares, during the period commencing from the Closing and ending on the earliest of (x) the six (6) month anniversary of the Closing Date, (y) commencing after the three (3) month anniversary of the Closing, the date on which the closing sale price of the Ordinary Shares equals or exceeds $12.50 per share for any twenty (20) trading days within any thirty (30) trading day period commencing after the Closing (or if earlier, the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property) and (B) and with respect to the remaining 50% of such Ordinary Shares, during the period commencing from the Closing and ending on the earlier or the date that is six (6) months after the date of the Closing (or if earlier, the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property), (i) lend, offer, pledge (except as provided below), hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of such Ordinary Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such Ordinary Shares, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii).

In addition, at the Closing, the Company, the Primary Sellers, the Purchaser Representative, the Seller Representative and the Escrow Agent entered into an escrow agreement (the “Subscription Escrow Agreement”), pursuant to which a number of Exchange Shares equal to 15% of the estimated Exchange Consideration issuable to the Sellers at the Closing (such Exchange Shares, together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted the “Escrow Shares”) are subject to the restrictions of the Escrow Agreement and shall be held by the Escrow Agent, along with any dividends, distributions or income thereon (together with the Escrow Shares, the “Escrow Property”) in a segregated account (the “Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Subscription Escrow Agreement. The Escrow Shares will be held in the Escrow Account for a period of 12 months after the Closing and shall be the sole and exclusive source of payment for any post-Closing purchase price adjustment and for any post-closing indemnification claims (other than certain fraud claims and breaches of AOI and the Sellers’ fundamental representations, as in the Business Combination Agreement). At the 12-month anniversary of the Closing, on March 21, 2025, all remaining Escrow Property will be released to the Sellers in accordance with the Business Combination Agreement. However, the amount of Escrow Property equal to the value of any pending and unresolved claims will remain in the Escrow Account until finally resolved.

Executive Employment Agreements

In connection with the Closing of the Business Combination, the Company has entered into employment agreements with two executive officers: Gary Seaton (as the Chief Executive Officer) and Bob Wu (Chief Financial Officer). The employment agreements provide for at-will employment that may be terminated by the Company with or without cause, by the executive with or without good reason, or mutually terminated by the parties.

The employment agreement for Gary Seaton provides for $150,000 annual salary and provides that Mr. Seaton’s employment is at will and will continue until either Mr. Seaton or the Company notifies the other party at least 60 days written notice of intent to terminate employment. If. Mr. Seaton’s employment is terminated by the Company without “cause”, he is entitled to receive (i) continued base salary payments for 6 months following termination; (ii) accrued but unpaid base salary through the termination date; (iii) reimbursement for any unreimbursed pre-approved reasonable business expenses incurred through the termination date; (iv) accrued but unused annual leave days; and (v) all other payments, benefits, or fringe benefits to which he shall be entitled as of the termination date under the terms of any applicable compensation arrangement or benefit, equity, or fringe benefit plan or program or grant.

Simultaneously with the Closing, the Company intends to enter into an executive employment agreement with Bob Wu as Chief Financial Officer. The executive employment agreement with Mr. Wu provides that Mr. Wu will hold the position of Chief Financial Officer of the Company with a base annual salary of $100,000. Under the agreement, Mr. Wu’s employment is at will and will continue until either Mr. Wu or the Company notifies the other party at least 60 days written notice of intent to terminate employment. If. Mr. Wu’s employment is terminated by the Company without “cause”, he is entitled to receive (i) continued base salary payments for 6 months following termination; (ii) accrued but unpaid base salary through the termination date; (iii) reimbursement for any unreimbursed pre-approved reasonable business expenses incurred through the termination date; (iv) accrued but unused annual leave days; and (v) all other payments, benefits, or fringe benefits to which he shall be entitled as of the termination date under the terms of any applicable compensation arrangement or benefit, equity, or fringe benefit plan or program or grant.

“Cause” is defined in the executive employment agreement to mean (i) the Executive’s willful failure to perform Executive’s duties (other than any such failure resulting from incapacity due to physical or mental illness); (ii) the Executive’s willful failure to comply with any valid and legal directive of the Board or the Company; (iii) the Executive’s willful engagement in dishonesty, illegal conduct, or gross misconduct, which is, in each case, materially injurious to the Company or its affiliates; (iv) the Executive’s embezzlement, misappropriation, or fraud, whether or not related to the Executive’s employment with the Company; (v) the Executive’s conviction of or plea of guilty or nolo contendere to a crime that constitutes a major indictable offence or a crime involving moral turpitude, if such felony or other crime is work-related, materially impairs the Executive’s ability to perform services for the Company, or results in material/reputational or financial harm to the Company or its affiliates; (vi) the Executive’s material violation of the Company’s written policies or codes of conduct, including written policies related to discrimination, harassment, performance of illegal or unethical activities, and ethical misconduct; (vii) the Executive’s willful unauthorized disclosure of Confidential Information (as defined below); (viii) the Executive’s material breach of any material obligation under this Agreement or any other written agreement between the Executive and the Company; or (ix) the Executive’s engagement in conduct that brings or is reasonably likely to bring the Company negative publicity or into public disgrace, embarrassment, or disrepute. In addition, the executive’s employment shall be deemed to have terminated for Cause if, on the date the executive’s employment terminates, facts and circumstances exist that would have justified a termination for Cause, even if such facts and circumstances are discovered after such termination.

Securities Purchase Agreement

In connection with the closing of the Business Combination, the Company closed the private placement, pursuant to the private offering rules under the Securities Act of 1933, as amended (the “Securities Act”), of the Arena Warrants and Debentures pursuant to the Securities Purchase Agreement dated August 23, 2023 between the Company, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP (the “PIPE Investors”) and executed the Arena Transaction Documents including the 10% Original Issue Discount Secured Convertible Debenture, the Arena Warrant, the Registration Rights Agreement and related documents. The Ordinary Shares pursuant to the Arena Warrants grant the PIPE Investors the right to purchase the number of Ordinary Shares underlying the Warrants equal to 25% of the total principal amount of the related Debenture purchased by the PIPE Investor on the applicable closing date divided by 92.5% of the average of the three (3) lowest daily VWAP of the Ordinary Shares for the ten (10) consecutive trading day period ended on the last trading day immediately preceding such closing date, subject to adjustment upon the occurrence of certain events as set forth in such Arena Warrant be exercisable at the exercise price set forth in the Arena Warrants, as may be adjusted pursuant to the terms of the Arena Warrants.

Data Privacy

In connection with the operation of the Company and its subsidiaries’ business, we store, process and transmit data, including information about our business, employees, suppliers and customers. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

We take action to mitigate these risks by (a) keeping our software and security systems up to date, (b) using strong passwords and two factor authorization on all online accounts, (c) providing IT security training to employees to identify scam emails and building internal procedures to verify suspicious requests, (d) backing up all data daily and storing the backup offline and online, (e) using a VPN to encrypt internet traffic and protect against cyberattacks when assessing sensitive data, (f) developing and implementing an incident response plan to ensure a rapid and effective response in case of a cyberattack, and (g) partnering with a cybersecurity company to conduct regular intranet and employee laptop checks.

Nonetheless, there can be no assurance that we will prevent all instances of improper disclosure or loss of sensitive or confidential information. Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy-related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Organizational Structure

The following is a current organizational chart of our Company:

EDOC Public Shareholders
Investors
4.1%
Australian Oilseeds Holdings Limited
Pubco
AOI Shareholders
Investors
83%
American Physicians LLC (DE LLC – EDOC's sponsor) plus Backstop Investors & I-Banker Shares and Representative Shares
Investments in Founder Shares
12.9%
100%
100%
EDOC Acquisition Corp. (Cayman Islands company)
Surviving Entity
Australian Oilseeds Investments Pty Ltd. (Australian proprietary company)
Investment
Minority Shareholders (100% Australia-based)
Local Farm Investor
17.3%
82.7%
100%
Good Earth Oils Pty Ltd. (Australian proprietary company)
Sales & Marketing
100%
Cowcumbla Investments Pty Ltd. (Australian proprietary company)
Investment
CQ Oilseeds Pty Ltd. (Australian proprietary company)
Crushing Plant
100%
Cootamundra Oilseeds Pty Ltd. (Australian proprietary company)
Crushing Plant

Human Capital Resources

Our workforce is comprised of approximately 21 employees (as of June 30, 2024), including approximately 7 full-time equivalent contractors (references herein to “employees” include to the employees of our subsidiaries). Our Board of Directors and its committees oversee human capital matters through regular reporting from management and advisors.

Diversity, Equity and Inclusion

We are committed to fostering a culture of inclusion that embraces and supports our patients, colleagues, partners, physicians and communities. Our policies prohibit discrimination on the basis of age, gender, disability, race, color, ancestry, citizenship, religion, pregnancy, sexual orientation, gender identity or expression, national origin, medical condition, marital status, veteran status, payment source or ability, or any other basis prohibited by federal, state or local law.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by location) include a 2024 Stock Option Plan, a 401(k) Plan, health care and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, tuition and student loan assistance and on-site services, such as cafeterias and fitness centers, among many others.

Facilities

The Company’s headquarters is located at 126 – 142 Cowcumbla Street, Cootamundra and Site 2: 52 Fuller Drive Cootamundra and its telephone number is +02 6942 4347, where we own and occupy the factory land with an aggregate area of approximately 60,200 square meters.  and Site 2: 52 Fuller Drive Cootamundra where with an aggregate floor area of approximately 7,169 square meters from unrelated third parties under operating lease agreements. The Company recorded the lease agreement as a right-to-use asset in the financial statements under IFRS16. We believe the current office space is adequate for our current operations and is adequate for our anticipated future needs.

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenues during our last fiscal year, we qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in 2012. As an emerging growth company, we expect to take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. This Annual Report contains a discussion of the risks applicable to an investment in our securities. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties are not presently known to us or that we currently deem immaterial may also affect our operations. The occurrence of any of these known or unknown risks might cause you to lose all or part of your investment in the offered securities. We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our Ordinary Shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to our Ordinary Shares

Our stock price may be volatile, and purchasers of our Ordinary Shares could incur substantial losses.

The stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies, particularly following a public offering of a company with a small public float. There is the potential for rapid and substantial price volatility of our Ordinary Shares. These broad market factors may seriously harm the market price of our Ordinary Shares, regardless of our actual or expected operating performance and financial condition or prospects, which may make it difficult for investors to assess the rapidly changing value of our Ordinary Shares.

We are currently listed on The Nasdaq Stock Market (“Nasdaq”). If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our Ordinary Shares are currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain a listing on Nasdaq or if a liquid market for our Ordinary Shares does not develop or is sustained, our Ordinary Shares may remain thinly traded.

As previously reported on Form 6-K on September 4, 2024, on August 28, 2024, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that based on the closing bid price of the Company for the period for the prior 30 consecutive business days, the Company no longer meets Nasdaq Listing Rules 5550(a)(2) (the “Rules”) requirement that listed securities maintain a minimum bid price of $1 per share.

Nasdaq provided the Company with 180 calendar days compliance period, or until February 24, 2025, in which to regain compliance with Nasdaq continued listing requirement. In the event that the Company does not regain compliance in the compliance period, the Company may be eligible for an additional 180 calendar days, should the Company meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and is able to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities will be subject to delisting.

The Nasdaq notification letter has no immediate effect on the Company’s continued listing on Nasdaq and does not result in the immediate delisting of the Company’s ordinary shares, and the shares will continue to trade uninterrupted under the symbol “COOT.” The Company is currently evaluating options to regain compliance and intends to timely regain compliance with Nasdaq’s continued listing requirement. Although the Company will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise comply with other Nasdaq continued listing requirement.

The listing rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our Ordinary Shares;

●	the market price of our Ordinary Shares;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our Ordinary Shares;

●	the number of investors in general that will consider investing in our Ordinary Shares;

●	the number of market makers in our Ordinary Shares;

●	the availability of information concerning the trading prices and volume of our Ordinary Shares; and

●	the number of broker-dealers willing to execute trades in our Ordinary Shares.

Our principal shareholders will continue to have significant influence over the election of our board of directors and approval of any significant corporate actions, including any sale of the Company.

Our founders, executive officers, directors, and other principal shareholders, in the aggregate, beneficially own a majority of our outstanding shares. These shareholders currently have, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions. The concentrated voting power of these shareholders could have the effect of delaying or preventing an acquisition of the Company or another significant corporate transaction.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. In 2020, 22% of securities class action litigation filings were against defendants in the health technology and services sector, which accounted for 22% of new filings. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our Ordinary Shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who cover us downgrades our Ordinary Shares or publishes inaccurate or unfavorable research about our business, the market price for our Ordinary Shares would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our Ordinary Shares to decline.

We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your Ordinary Shares for return on your investment.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Future sales of substantial amounts of our Ordinary Shares or securities convertible into or exchangeable or exercisable for Ordinary Shares, either by us or by our existing shareholders, or the possibility that such sales could occur, could adversely affect the market price of our Ordinary Shares.

Future sales in the public market of our Ordinary Shares or securities convertible into or exchangeable or exercisable for Ordinary Shares, shares held by our existing shareholders or shares issued upon the exercise of our outstanding shares options or warrants, or the perception by the market that these sales could occur, could lower the market price of our Ordinary Shares or make it difficult for us to raise additional capital.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our Ordinary Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“the JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect not to avail ourselves of this exemption from new or revised accounting standards and, therefore, may be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We cannot predict if investors will find our Ordinary Shares less attractive because we may rely on these exemptions. If some investors find our Ordinary Shares less attractive as a result, there may be a less active trading market for our Ordinary Shares and our share price may be more volatile.

Anti-takeover provisions contained in our certificate of incorporation and bylaws as well as provisions of Cayman Act, could impair a takeover attempt.

Our certificate of incorporation, bylaws and the Cayman Act contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without shareholder approval and may contain voting, liquidation, dividend, and other rights superior to our Ordinary Shares;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our shareholders to call and bring business before special meetings;

●	requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and shareholder meetings; and

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. We are also subject to provisions of our Amended and Restated Memorandum and Articles of Association that include language that inhibits a takeover of the Company. This change could limit the price investors might be willing to pay in the future for the Company’s securities and could entrench management.

Any provision of our Amended and Restated Memorandum and Articles of Association or Cayman Islands law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their Ordinary Shares and could also affect the price that some investors are willing to pay for our Ordinary Shares.

Risks Related to the Company and our Business

We are significantly dependent on the revenues from the sale of our products and, therefore, our results of operations could be negatively impacted if we are unable to sell a sufficient number of products at satisfactory margins.

We sell cold pressed vegetable oils and vegetable protein meals extracted from oil seeds. For fiscal years June 30, 2024 and 2023, we derived approximately 85% and 89%, respectively, of our total revenue from the sale of cold pressed vegetable oils with the balance from the sale of vegetable protein meals extracted from oil seeds. The Company processes and sells high quality protein meal for the agricultural market (including the feedstock industry) and is leveraging this by-product to expand into the plant-based meats and proteins markets. Presently, the Cootamundra facility is capable of crushing canola, safflower and sunflower seeds with a current processing capacity of more than 33,000 metric tons per annum. Edible oils and protein meal serve as the largest outlet for oilseed derivative products. The food industry demands healthy oils for cooking and dining. A key example being Canola Oilseed — in which Australia produces over 15-20% of the global Canola seed trade. Australian oilseed production, due to relative proximity and high-quality output, are well-placed to supply the rapidly expanding consumer export markets of the Asia-Pacific as well as satisfy increased domestic demands.

Our dependence on the market for oil seeds for pressing and extraction makes us particularly vulnerable to negative market changes that may occur in these product lines. In particular, if demand for oil seeds such as olives, canola seeds and sunflower seeds increase or if industry demand exceeds supply, the price of oil seeds will be driven upward and our product margins will be negatively impacted, which would have an adverse effect on our business, results of operations and financial condition.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our current primary business activities focus on agriculturally derived products. Because our focus is limited in this way, any risk affecting the agricultural industry could disproportionately affect our business. Our lack of product and business diversification could inhibit the opportunities for growth of our business, revenues and profits.

We are dependent on contracts with local and regional farmers for oilseeds and loss of these contracts could have a material adverse effect on our business, financial condition and revenues.

We have a grower contract base for oil seeds made up of local and regional farmers and shareholders. These contracts provide oilseeds on a fixed acre or hectare contract basis as well as standard tonnage contracts for oil seeds. For example, farmers in Cootamundra, New South Wales (“NSW”) have been growing and supplying us with genetically modified organism (“GMO”) free harvested canola for over ten years. There can be no assurance, however, that we will be able to renew these contracts or find adequate replacements for these contracts should they expire. Likewise, while we have long-standing contracts and relationships with our local and regional farmers and shareholders, who have provided qualified GMO free harvested oil seeds in the past, there can be no assurance that they will continue to produce and provide oil seeds of the same quality or at the same amounts going forward. If the sales performance of any supplier declines or if any of our suppliers terminates the cooperation with us or even starts to cooperate with any of our competitors, or if there is any modification as to the sales and purchase terms entered into by and between the Company and any of our key local and regional farmers and shareholders, our business, financial condition and revenue would be seriously impacted. Furthermore, we rely on a concentration of certain suppliers for the bulk of our oilseeds. If the sales performance of any of these suppliers, and particularly our top suppliers, declines or if any of these suppliers terminates the cooperation with us, or if there is any modification as to the sales and purchase terms entered into with these suppliers, our business, financial condition and revenue would be seriously impacted.

We are dependent on a material concentration of revenue from a small group of customers and the impact on the loss of any of these customer could have an adverse impact on cash flows from operations.

Historically, the Company has been dependent on a material concentration of revenue from a small group of customers and the impact on the loss of any of these customer could have an adverse impact on cash flows from operations. There can be no assurance, however, that we will be able to renew these contracts with our customers or that we will source new additional customers should these legacy customer contracts not be renewed or if the sales volumes decline under the legacy contracts. If any of these risks materialize, our business, financial condition and revenue would be seriously impacted.

The Company faces risks related to global, federal, state, and local regulation affecting its operations, including changes to and the imposition of new practices and regulations on trade restrictions, food safety regulations, sustainability requirements, traceability, environmental laws and other matters, which could materially and adversely affect its business, results of operations and financial condition.

Agricultural production and trade flows are subject to government policies, mandates, and regulations, including in relation to the regulation of employee conditions and entitlements. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, foreign exchange rates, and import and export restrictions on agricultural commodities and commodity products, including policies related to genetically modified organisms, renewable fuel and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of raw materials, the viability and volume of production of certain of the Company’s products, and industry profitability.

For example, changes in government policies or regulations can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions and create uncertainty and may lead to additional risks and costs and could adversely affect the Company’s agricultural commodity risk management practices as well as its business. Future government policies may adversely affect the supply of, demand for, and prices of the Company’s products; restrict its ability to do business in its existing and target markets; and adversely affect its revenues and operating results. Any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject the Company to fines, penalties, disgorgement, injunctions, and recalls of its products, resulting in damage to its reputation, which could adversely affect its product sales, financial condition and results of its operations.

Our operations are inherently subject to changing conditions that can affect our profitability, such as a decrease in sales of our products and unfavorable weather and environmental conditions.

Our operations are subject to changing conditions that can affect levels of production and production costs for varying lengths of time and can result in decreases in profitability. We are exposed to price risks related to the sale of vegetable oils. In addition, our operating results might also be adversely impacted by unfavorable weather and environmental conditions including but not limited to blight, bush fires, drought and flooding. Under unfavorable weather and environmental conditions, we might be forced to pursue special production plans which differ from our routine production activities, including temporarily closing our production facilities, shortening operation time, and reducing production shifts. As a result, our productivity might materially decrease.

A majority of our revenue stream depends on timely obtaining oil seeds for extraction into vegetable oils and vegetable protein meals. The supply of oil seeds and their timely availability can be negated by blight, drought, floods, storms or other woes of farming in NSW. Any such event or a combination thereof could render us unable to meet our product demands. This could have a long-term negative effect on our ability to grow our business.

The Company is developing appropriate client related policies and is focused on producing sustainable and chemical free products. Its management have assessed current and pending climate related legislation and can confirm that:

●	The Company is not currently subject to climate related legislation that has a material impact on the business;

●	The Company does not believe any pending climate related legislation will have a material impact on the business; and

●	Management has considered and determined that there will not be a material increase in capital expenditures or operating costs associated with climate-related matters, including costs and expenditures incurred to mitigate the physical effects of climate change or incurred in connection with any plans they may have to reduce emissions or their reliance on carbon-based energy.

Disruptions in water and power supply may adversely affect our and our suppliers’ operations.

Our operations are reliant upon stable supply of electricity and access to transportation routes to optimally run our oil seed grinding and extraction operations and/or deliver our products to customers. Our suppliers’ farming operations are, in addition, reliant on access to water for the cultivation of oil seeds, which we then use to produce our products. Should we not have access to reliable electricity supply or should our suppliers have limited access to water or experience infrastructure challenges, this could have a material adverse effect on our access to oil seeds and therefore our business, operating results, cash flows, financial condition and future growth.

Water, as a resource, is becoming increasingly limited as global demand for water increases and extreme temperatures become mundane. A significant part of our suppliers’ operations requires the use of large volumes of water. In recent times, Australia has experienced prolonged periods of drought and there may be significant changes in the future to current water laws which could increase the cost or availability of water in reaction to extended periods of drought and extreme weather.

Our operating results may fluctuate, and our operating results could be adversely affected by various factors such as a decrease of product sales, price changes in response to competitive factors and increases in oil seed costs.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for our products and changes in the price of oil seeds, which directly affect the price of our products and may influence the demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by, among others, the following factors: variations in the mix of product sales; price changes in response to competitive factors; increases in oil seed costs and other significant costs; increases in utility costs (particularly electricity), and interruptions in plant operations resulting from the interruption of oil seed and other raw material supplies.

Our revenue may not achieve budget in FY 2025 while we expend capital to expand our Cootamundra facility and construct our new Queensland facility.

The Company’s operation in fiscal year 2025 may be reduced substantially from our original projections while we expend capital to construct our new Queensland facility due to factory break down or overhaul or spec adjustment. The Company expanded its existing Cootamundra facility with full operations occurring in August 2024. Presently, the Company is constructing a new crushing and production plant in Emerald, Central Queensland for a projected total cost of AUD$25 million. In connection with the funding of the new Queensland plant, the Company has received government support through an Industrial Partnership Program through CQ Oilseeds Pty Ltd. and its parent entity, Energreen Nutrition Australia Pty Ltd., in the amount of AUD$5 million of incentives plus a grant of tax incentives. The balance of the capital stack to fund the plant includes AUD$3 million of funding generated from operating cashflow, AUD$6 million to AUD$10 million in a bank funding facility for construction and equipment financing, and AUD$8 million to AUD$11 million of equity funding to complete the new plant within 15 months. If the Company does not raise all or any of the AUD$8 million to AUD$11 million of equity funding, the Company intends to fund the shortfall from the Company’s operating cashflow, which would reduce its results of operation. Upon completion of construction of the new facility, Energreen Nutrition Australia Pty Ltd. will transfer CQ Oilseeds Pty Ltd. and its assets, including the new facility to the Company via a transfer agreement.

Between the two facilities, total capacity is expected to be approximately four times the current capacity (160,000 metric tons anticipated, up from 40,000 metric tons). The Company’s revenue growth included in the financial projections assumed this significant increase in production capacity due to the new facility in Emerald, Queensland and expansion of the Cootamundra facility, as well as success in rolling out AOI’s branded products.

The development and construction of real estate is subject to timing, budgeting and other risks that may adversely affect AOI’s operating results such as the availability of financing on favorable terms and development risks relating to an inability to obtain, or delays in obtaining, necessary entitlements, zoning, land-use, building occupancy and other required governmental permit authorizations. Acts of God such as earthquakes, hurricanes, floods or fires could adversely impact a project and governmental restrictions on the nature or size of the project. Other significant risks include management of the architect and general contractor (including development of a timeline for construction), procurement of all necessary equipment and inventory, and sufficient and capable staffing related thereto. If any of the above occurs, or fails to occur, as the case may be, the ability of the Company to achieve its revenue projections could be adversely affected. In addition, development activities, regardless of whether they are ultimately successful, may require a substantial portion of the Company’s time and attention. As a result, our business, financial condition and results of operations may be materially and adversely affected.

If we fail to effectively promote our brand, our business, financial condition and results of operations may be materially and adversely affected.

We believe that brand image plays an important role in influencing consumers’ decisions in purchasing our products. The reputation of our products, particularly our GMO free cold-pressed vegetable oils, is critical to the success of our business. We believe consumers are attracted to our cold pressed vegetable oils, which are pressed and ground without the use of chemicals or solvents. For fiscal years 2023 and 2022, we derived approximately 98% and 89%, respectively, of our total revenue from the sale of our cold-pressed vegetable oils and its product meal cake. We cannot assure you that our marketing and promotional activities will remain effective going forward. If we fail to successfully market or promote our brands, our brand recognition may be adversely affected and the demand for our products may decline or fail to increase as much as we expect. If our brands are tarnished in any manner, particularly with regard to our environmentally friendly pressing and grinding processes, we may lose our competitive advantage and our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire qualified personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

We must attract, recruit and retain a sizeable workforce of technically competent employees. Competition for senior management and senior personnel in the industry is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior personnel or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and research and development expertise of key personnel. We are dependent upon the services of Gary Seaton for our continued growth and operation because of their experience in the industry and their personal and business contacts. Although we have no reason to believe that Gary Seaton will discontinue their services with us, the interruption or loss of their services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations. Besides, our success depends on the continuous devotion of our directors and senior management, and they are well experienced and have a deep understanding as to our business and operation. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel.

We may be subject to claims, litigation or regulatory actions filed or pending by or against us, and any obligation to pay a judgment or damages could materially harm our business or financial condition.

From time to time, we may be engaged in litigation and incur significant costs relating to these matters. For example, two of AOI’s subsidiaries, Cowcumbla Investments Pty Ltd. and Cootamundra Oilseeds Pty Ltd. recently settled litigation claims filed against them in the Supreme Court of New South Wales stemming from a related party loan with a former director totaling AUD$1.2 million. The amount due under this related party loan was repaid through monthly instalments from January 2023 to April 2023. The cases pending against Cowcumbla Investments Pty Ltd. and Cootamundra Oilseeds Pty Ltd. have concluded following the local mediation process held on 30 May 2023 and the payment of an additional sum to the plaintiff under this loan in the amount of AUD95,000 as final settlement on 1 June 2023.The Company does not expect to incur any further costs in relation to the matter, however, the inherent uncertainties of any future litigation, and the ultimate cost and outcome of future litigation cannot be predicted. We currently carries director and officer liability insurance and other insurance policies that provide protection against various liabilities relating to claims against us and our executive officers and directors. Any expenses and liabilities relating to future lawsuits will materially harm our financial condition. In addition, we might not be able to obtain the sufficient insurance coverage due to cost or other reasons. It could make it more difficult for us to retain and attract officers and directors and could expose us to potentially self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance.

In addition, a substantial number of lawsuits have been filed by former special purpose acquisition company (SPAC) shareholders seeking to contest the terms of, or disclosures surrounding, de-SPAC merger transactions. While shareholders and plaintiffs’ firms have long contested public company M&A transactions and are bringing similar challenges to de-SPAC merger transactions, certain structural features of SPACs have led shareholders to make new twists on those arguments. For example, shareholders in a SPAC sued in Delaware state court to enjoin a de-SPAC transaction arguing that the SPAC directors and officers breached their fiduciary duties by rushing to sign a deal just before the time limit to return capital to investors expired that was not in the best interests of SPAC shareholders. The plaintiffs also alleged that several of the SPAC’s managers lacked independence because they were promised board membership in the post-transaction company. The lawsuit was voluntarily dismissed after the SPAC issued additional disclosures.

Shareholders have also filed dozens of nuisance claims alleging misleading disclosures in proxy statements soliciting shareholder approval of de-SPAC merger transactions. These kinds of proxy statement challenges, which are common in the public M&A setting, are frequently brought under Section 14 of the Exchange Act and SEC Rule 14a-9. In these actions, plaintiffs’ lawyers threaten to enjoin a shareholder vote until the issuer releases supplemental information. These actions frequently settle or are voluntarily dismissed when the company issues additional disclosures, and plaintiffs’ lawyers then seek a “mootness fee” usually after the closing of the business combination. Commentators and courts have criticized this minuet on the ground that the supplemental disclosures confer no real benefits on shareholders. We can expect plaintiffs’ securities law firms to continue to file these claims in connection with many de-SPAC merger transactions to recoup these fees.

Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

The retail price of our products may be subject to control by government authorities which may cause a material adverse effect on our financial condition and results of operations.

Our main products are our vegetable oils derived from oil seeds, which may be recognized by governments and regulators as one of the essential daily goods purchased by common people. When domestic and international market prices of edible vegetable oil roars sharply and cause serious impact on consumption, governmental authorities may consider conducting price controls in the form of fixed retail prices or retail price ceilings. If this were to happen in Australia, we may face operational pressure for increasing costs, and our profit level may be likely lowered. Any future price controls or government mandated price reductions may have a material adverse effect on our financial condition and results of operations, including significantly reducing our revenue and profitability.

Our business requires a number of permits and licenses in order to carry on our business.

Food manufacturers in Australia are required to obtain certain permits and licenses from various governmental authorities, including Food Standards Australia New Zealand (“FSANZ”). All foods sold in Australia must also comply with a range of laws designed to protect consumer, plant, and animal health and we are subject to regulations pertaining to the agricultural and forestry industry. We have obtained licenses currently required, including for the manufacture and operation of edible vegetable oil.

However, we cannot assure you that we can maintain all required licenses and certificates to carry on our business at all times, and in the past from time to time we may not have been in compliance with all such required licenses or certificates. Moreover, these licenses and certificates are subject to periodic renewal and/or reassessment by the relevant governmental authorities and the standards of such renewal or reassessment may change from time to time. We intend to apply for the renewal of these licenses and certificates when required by then applicable laws and regulations. Any failure by us to obtain and maintain all licenses or certificates necessary to carry on our business at any time could have a material adverse effect on our business, financial condition and results of operations. In addition, any inability to renew these licenses and certificates could severely disrupt our business and prevent us from continuing to carry on our business. Any changes in the standards used by governmental authorities in considering whether to renew or reassess our business licenses, as well as any enactment of new regulations that may restrict the conduct of our business, may also decrease our revenue and/or increase our costs and materially reduce our profitability and prospects. Furthermore, if the interpretation or implementation of existing laws and regulations changes or if new regulations come into effect requiring us to obtain any additional licenses, permits or certifications that were previously not required to operate our existing businesses, we cannot assure you that we may successfully obtain such licenses, permits or certifications.

Adverse publicity associated with our products, raw materials or top suppliers and customers, could harm our reputation, financial condition and operating results.

The results of our operations may be significantly affected by the public’s perception of our products and similar companies. This perception is dependent upon opinions concerning:

●	the safety and quality of our products and oil seeds;

●	the safety and quality of similar products distributed by other companies; and

●	Our top suppliers and customers.

Adverse publicity concerning any actual or purported failure to comply with applicable laws and regulations regarding product claims and advertising or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on our goodwill and could negatively affect our sales and ability to generate revenue. In addition, our consumers’ perception of the safety and quality of products and raw materials as well as similar products and raw materials distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or raw materials, or similar products and raw materials distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately advertised or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products. For example, public sentiment may move away from the use of vegetable oils for consumption which would impact market demand for our products.

We may not be able to develop new products and as a result, our business and financial condition could be adversely affected.

The launch and development of new products involve considerable time and commitment which may exert a substantial strain on our ability to manage our existing business and operations. We cannot ensure the success of any new brand or products or that any income will be generated from such new brand or products. If we are not able to develop and introduce new products successfully, or if new products fail to generate sufficient revenues to offset research and development costs, our business, financial condition and results of operations could be adversely affected.

Our operations may be disrupted for maintenance services or reasons beyond our control, which could adversely affect our business, financial condition and results of operations.

Our operations could be disrupted for maintenance services or reasons beyond our control. Our oil seed pressing and grinding facilities are subject to regular maintenance during which operations may halt. Moreover, other causes of disruption include extreme weather conditions, fire, natural catastrophes, raw material supply disruptions, equipment and system failures, mechanical malfunctions, workforce shortages, workforce actions, human errors or environmental issues. Any significant disruption to our operations could adversely affect our ability to produce our vegetable oils and vegetable protein meal products, which could have a material adverse effect on our business, financial condition and results of operations.

We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, supplier or customer data.

In connection with the operation of our business, we store, process and transmit data, including information about our business, employees, suppliers and customers. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

We take action to mitigate these risks by (a) keeping our software and security systems up to date, (b) using strong passwords and two factor authorization on all online accounts, (c) providing IT security training to employees to identify scam emails and building internal procedures to verify suspicious requests, (d) backing up all data daily and storing the backup offline and online, (e) using a VPN to encrypt internet traffic and protect against cyberattacks when assessing sensitive data, (f) developing and implementing an incident response plan to ensure a rapid and effective response in case of a cyberattack, and (g) partnering with a cybersecurity company to conduct regular intranet and employee laptop checks.

Nonetheless, there can be no assurance that we will prevent all instances of improper disclosure or loss of sensitive or confidential information. Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Our business operations and international expansion may be subject to geopolitical risks including with respect to our supply chain and inflation.

Our business operation and international expansion may be subject to geopolitical risks. Any significant deterioration in the international landscape may have a negative effect on our ability to fulfill contractual obligations because of shipping and other impediments that could arise, which could have a material and adverse effect on our business, financial condition and results of operations. We exported our products to various countries outside of Australia and derive sales from exporting to those countries, and we intend to continue to sell our current and future products to countries outside of Australia. Changes to trade policies, treaties and tariffs in or affecting the jurisdictions in which we sell our products, or the perception that these changes could occur, could adversely affect the financial and economic conditions in those jurisdictions, as well as our international sales, results of operations and financial condition.

The Company purchases from Energreen mainly relate to additional canola seed purchases, which seeds are sourced from Energreen’s high-quality and long-standing supply chain. All sales and purchase transactions among the Company and any related parties such as Energreen are structured on an arm’s length basis. Energreen mainly purchases the quality canola seed from Cargill, Grain Corp, and other trade companies in Australia.

In February 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication, or SWIFT, payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated bank notes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and affect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of the Company’s June 30, 2024, yearend financials.

There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets and concerns over the rising level of inflation in major industrial countries including the United States and worries that efforts to curb inflation may result in recession. There were and could be in the future a number of domino effects from such turmoil on our business, including significant decreases in orders from our customers, insolvency of key suppliers resulting in product delays, rises in raw material prices leading up to increased level of cost of sales that we may not be able to pass onto customers, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies, and counterparty failures negatively impacting our operations. Any systemic economic or financial crisis could cause revenues for the food production industry as a whole to decline dramatically and could materially and adversely affect our results of operations.

Although our operations have not experienced material and adverse impact on supply chain, cybersecurity or other aspects of our business from the ongoing unrest in Ukraine, the Middle East and Africa or due to COVID-19 or other acts of God or causes, there is no assurance that such conflict would not develop or escalate in a way that could materially and adversely affect our business, financial condition, and results of operations in the future.

We face risks of natural disasters, acts of God and occurrence of epidemics, which could severely disrupt our business operations.

Natural disasters, epidemics and other acts of God which are beyond our control may adversely affect the economy, infrastructure and livelihood of the people in Australia and may materially and adversely affect our operations as our facilities and offices are currently located in Australia. Material damage to, or the loss of, such facilities due to fire, severe weather, flood, drought, earthquake, or other acts of God or causes may not be adequately covered by proceeds of our insurance coverage and could materially and adversely affect our business and results of operations. For example, rains and floods in Eastern Australia in 2022 (in February, July, November), which were the fifth storms in 19 months were the area was inundated, resulted in billions of AUD of damage. Bushfires in 2019-2020 resulted in more than 2,000 homes being destroyed, losses of more than $900 million and 400+ deaths. Of the more than 10 million hectares burnt in south-eastern Australia during the 2019-2020 fire season, around one-quarter was agricultural land, which caused an estimated $4-5 billion worth of economic losses to the Australian food system. Any such further instances of natural disasters, fires or any outbreaks of contagious disease, acts of war or terrorist attacks may cause damage or disruption to our business, our employees and our markets, any of which could adversely impact our business, results of operations and financial condition.

If our products become contaminated, we may be subject to product liability claims and product recalls.

Our products may be subject to contamination by disease-producing organisms or pathogens. These pathogens are found generally in the environment and therefore, there is a risk that they could be present in our products. These pathogens can also be introduced to our products as a result of improper handling during processing or at the consumer level. We have little, if any, control over proper handling procedures once our products are delivered to our customers.

Our products are subject to sampling examinations on product quality by government authorities. If the products materially fail to meet any relevant quality or safety standards, we may be required by government authorities to recall the products and we may be held responsible for such failure, in which case our reputation and operations will be adversely affected. While we have insurance coverage for such recalls, we may be liable for any loss and injury caused by such products, which may have a materially adverse effect on our financial condition and results of operations. We may also be required to incur extra expenditures to comply with the additional regulatory requirements from time to time. So far there has been no product liability claim, product recall or other incident due to contamination of our products.

Our failure to compete effectively may adversely affect our ability to generate revenue.

We compete with other companies, many of whom are developing or can be expected to develop products similar to ours. Many of our competitors are also more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger operation scale and customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Increased competition could lead to lower revenues and higher costs. There is no guarantee that we will be able to compete effectively with current and future competitors, nor will it be possible to ensure that competitors will not actively resort to legal or illegal means which aim at destroying the brand and product quality or affecting the confidence of our consumers.

Risks Related to Being a Public Company

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (PCAOB) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, while the Company has not identified a material weakness in its internal control over financial reporting, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified people to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or the market in which we operate, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our Ordinary Shares adversely, or provide more favorable relative recommendations about our competitors, the price of our Ordinary Shares would likely decline. If any analyst who may cover us were to cease our coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Our Ordinary Shares may be subject to extreme volatility.

The trading price of our Ordinary Shares may be subject to extreme volatility. We cannot predict the magnitude of future fluctuations in the trading price of our Ordinary Shares. The trading price of our Ordinary Shares may be affected by several factors, including events described in the risk factors set forth in this Annual Report on Form 10-K and in our periodic reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

●	announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their real-world data and real-world evidence offering;
●	announcements by us regarding developments in our relationship with existing and future key customers;
●	our ability to bring our products and technologies to market on a timely basis, or at all;
●	our operating results or development efforts failing to meet the expectations of securities analysts or investors in a particular period;
●	Actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
●	changes in the market’s expectations about our operating results or the real-world data and real-world evidence industry;
●	success of competitors actual or perceived development efforts;
●	changes in financial estimates and recommendations by securities analysts concerning the Company or the real-world data and real-world evidence industry in general;
●	operating and share price performance of other companies that investors deem comparable to the Company;
●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving the Company;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of Ordinary Shares available for public sale;
●	the level of demand for our Ordinary Shares, including the amount of short interest in our stock;
●	any major change in our Board or management;
●	sales of substantial amounts of the Ordinary Shares by our directors, executive officers or significant shareholders or the perception that such sales could occur;
●	the expiration of contractual lock-up agreements with our executive officers, directors and shareholders, which we have entered and may enter into in the future from time to time; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following certain periods of volatility in the market price of our securities, we may become the subject of securities litigation. We have experienced and may in the future experience additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

Our business model is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to shareholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

We can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Over time, we expect that we will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to shareholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

As stated above, we have a history of losses. We generated net losses of $33,725,100 for the year ended June 30, 2024. Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 June 2024 of AUD$8,000,000 and draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one year period from the issuance of its consolidated financial statements but there can no assurance these sources are sufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Risks Related to Our Warrants

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrant holders.

Our public Warrants are currently exercisable for one share of Ordinary Shares at a price of $11.50 per share. We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Ordinary Shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to Warrant holders and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption rights even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants, as set forth above even if the holders are otherwise unable to exercise the Warrants.

Redemption of the outstanding Warrants could force Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of their Warrants. None of the private placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

If we choose to exercise this redemption right, warrant holders would be forced to either exercise their warrants at a time when it may be economically disadvantageous to do so or accept the redemption price, which could be significantly lower than the market value of the warrants at that time. This could result in warrant holders receiving less value than they might have otherwise realized had they been able to exercise their warrants at a later date. Additionally, the redemption of warrants could result in dilution to our existing shareholders and may adversely affect the market price of our ordinary shares.

Item 1b. Unresolved Staff Comments

None.

Item 1c. Cybersecurity

Australian Oilseeds manages cybersecurity and data protection through a continuously evolving framework, as described in further detail below. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve. We employ an array of data security technologies, processes, and methods across our infrastructure to protect systems and sensitive information from unauthorized access. The Audit Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit Committee receives regular updates from the management team on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities. The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management. Pursuant to the Company’s incident response plan, any incidents are to be reported by the management team to the Audit Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope. The Company is not aware of any previous cybersecurity incidents or threats that are reasonably likely to materially affect its business strategy, results of operations, or financial condition. For the fiscal year ended June 30, 2024, we did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery / business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for threats and unauthorized access. We also provide various training programs and tools to employees so they can avoid risky practices and help us promptly identify potential or actual issues and have incident response procedures, service tools to log incidents and issues for investigation, and to follow up on matters already reported.

Item 2. Properties

Our corporate headquarters is at 126 – 142 Cowcumbla Street, Cootamundra and is owned by the Company.

Item 3. Legal Proceedings

We may be subject from time to time to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

We do not currently expect the results of any of these matters to have a material effect on our business, results of operations, financial condition or cash flows.

We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. See “Risk Factors—Other Risks—Any future litigation against us could be costly and time-consuming to defend.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Ordinary Shares and Warrants

Our Ordinary Shares is traded on The Nasdaq Global Select Market under the symbol “COOT”. Our Public Warrants, each entitling the holder to purchase one share of our Ordinary Shares are traded on traded on The Nasdaq Global Select Market under the symbol “COOTW”.

Holders of our Ordinary Shares

As of December 3, 2024, there were approximately 20 holders of record of our Ordinary Shares. Certain our Ordinary Shares are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our Ordinary Shares, and we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the fiscal year ended June 30, 2024.

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Recent Sales of Unregistered Securities

On August 23, 2023, the Company executed a Securities Purchase Agreement (the “Securities Purchase Agreement”) with AOI, EDOC and Arena Investors, LP, a Delaware limited partnership (the “PIPE Investor”). Pursuant to the terms and conditions of the Securities Purchase Agreement, the PIPE Investor agreed to purchase redeemable debentures (the “Debentures”) and warrants (the “Arena Warrants”) of the Company for the aggregate subscription amount of up to $7,000,000, at and after the Closing. The Securities Purchase Agreement contemplates funding of the investment (the “Investment” or the “PIPE”) across three tranches:

(i) the first closing amount of $2,000,000 was be invested in part upon the Closing of the Business Combination, which was the first closing date of the Investment (the “First Closing Date”), in exchange for a Debenture to be issued by the Company for the principal amount of $2,222,222, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof;

(ii) the second closing amount of $2,500,000 will be invested on the 60th trading day following the First Registration Statement Effectiveness Date filed by the Company after the Closing of the Business Combination, which will be the second closing date of the Investment (the “Second Closing Date”), in exchange for a Debenture to be issued by the Company for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the PIPE Investor’s obligation set forth in Section 3.2(a) of the Securities Purchase Agreement and the Company’s obligation set forth in Section 3.2(b) have been satisfied or waived on or prior to the Second Closing Date and the respective obligations to consummate the Second Closing shall be contingent on the satisfaction of the following additional conditions, unless the parties mutually agree to waive any such condition: (1) the 30-Day VWAP of the Ordinary Shares as of the last trading day immediately preceding the 60th calendar day following the First Registration Statement Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Ordinary Shares on the Company’s principal trading market for the thirty (30) consecutive trading day period ended as of the last trading day immediately preceding the 60th calendar day following the First Registration Statement Effectiveness Date is greater than $200,000; and

(iii) the third closing amount of $2,500,000 will be invested on the 60th trading day following the Second Registration Statement Effectiveness Date filed by the Company, which will be the third closing date of the Investment (the “Third Closing Date”), in exchange for a Debenture to be issued by the Company for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the PIPE Investor’s obligation set forth in the Securities Purchase Agreement and the Company’s obligation have been satisfied or waived on or prior to the Third Closing Date and the respective obligations to consummate the Third Closing shall be contingent on the satisfaction of the following additional conditions, unless the Parties mutually agree to waive any such condition: (1) the 30-Day VWAP of the Ordinary Shares as of the last trading day immediately preceding the 60th calendar day following the Second Registration Statement Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Ordinary Shares on the Company’s principal trading market for the thirty (30) consecutive trading day period ended as of the last trading day immediately preceding the 60th calendar day following the Second Registration Statement Effectiveness Date is greater than $200,000.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. Unless the context otherwise requires, references in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Australian Oilseeds Holdings Ltd.,” “we,” “us,” “our” and the “Company” are intended to mean the business and operations of Australian Oilseeds Holdings Ltd.

Company Overview

The Company is a Cayman Islands exempted company that, directly and indirectly through its subsidiaries, is focused on the manufacture and sale of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company believes that transitioning from a fossil fuel economy to a renewable and chemical free economy is the solution to many health problems the world is facing presently. To that end, the Company is committed to working with suppliers and customers to eliminate chemicals from the edible oil production and manufacturing systems to supply quality products such as non-GMO oilseeds and organic and non-organic food-grade oils to customers globally. Over the past 20 years, Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (“AOI”) has grown to be the largest cold pressing oil plant in Australia, pressing strictly GMO free conventional and organic oilseeds.

Business Combination

On March 21, 2024 (the “Closing Date”), Australian Oilseeds Holdings Limited., a Cayman Islands exempted company (“Australian Oilseeds” or the “Company”), consummated the previously announced business combination pursuant to the Business Combination Agreement, dated as of December 5, 2022 (as amended on March 31, 2023 and December 7, 2023 (the “Business Combination Agreement”), between the Company, EDOC Acquisition Corp., a Cayman Islands exempted company (“EDOC”), American Physicians LLC, a Delaware limited liability company, in the capacity as the representative, from and after the Closing Date for the shareholders of Purchaser and the Company (other than the Sellers (as defined below)) in accordance with the terms and conditions of the Business Combination Agreement (the “Purchaser Representative”), AOI Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of the Company (“Merger Sub”), Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (“AOI”), Gary Seaton, in his capacity as the representative for the Sellers, in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”), and each of the holders of AOI’s outstanding ordinary shares named on Annex I to the Business Combination Agreement (the “Primary Sellers”), as amended from time to time, to include subsequent parties that execute and deliver to Purchaser, the Company and AOI, a Joinder (the “Joining Sellers”), and the holders of AOI’s outstanding ordinary shares who are bound by the provisions of the Business Combination Agreement pursuant to the drag-along rights set forth in AOI’s memorandum and articles of association (the “Drag-Along Sellers,” and collectively with the Joining Sellers, the “Sellers”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.”

Pursuant to the Business Combination Agreement, on the Closing Date, EDOC merged with and into Merger Sub, with EDOC continuing as the surviving entity (the “Merger”), as a result of which, EDOC became a wholly-owned subsidiary of the Company, and each issued and outstanding security of EDOC prior to the Closing Date was cancelled in exchange for the receipt of substantially identical securities of the Company. Also on the Closing Date, the Company acquired all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for the Company’s ordinary shares (“Company Ordinary Shares”) par value $0.0001 per share (the “Share Exchange”). More specifically, pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”):

(i)	Each holder of EDOC pre-transaction privately-held Class A ordinary shares and the Class B ordinary share (the “EDOC Ordinary Shares”) received Company Ordinary Shares, which are listed under the ticker “COOT” (less 200,000 Class A ordinary shares that were forfeited by EDOC back to the Company);

(ii)	Each holder of AOI ordinary shares received Company Ordinary Shares on a one-for-one basis (the “Exchange Shares”);

(iii)	Each holder of EDOC’s public Class A ordinary shares received Company Ordinary Shares on a one-for-one basis;

(iv)	EDOC’s warrants terminated and were exchanged for warrants of the Company (the “Warrants”), which Warrants are listed on the Nasdaq under “COOTW”;

(v)	Each holder of EDOC’s rights (the “Rights”) received 1/10 of a Company Ordinary Share for each such Right, as set forth herein;

(vi)	EDOC’s Rights were no longer be traded;

(vii)	EDOC’s 479,000 placement units (“Placement Units”) were exchanged for Company Ordinary Shares and Warrants of the Company; and

(viii)	EDOC’ $1,500,000 of convertible promissory notes that were convertible at Closing into Company Ordinary Shares (“Convertible Shares”) and warrants (“Convertible Warrants”).

In connection with the closing of the Business Combination, EDOC and/or the Company entered into or amended, as applicable, certain agreements with their vendors or service providers, including the underwriter in EDOC’s IPO, to pay various business combination transaction expenses otherwise due at Closing, including deferral agreements with vendors or service providers, requiring deferred cash payments by the registrant to such parties to be satisfied over specified time periods after Closing, and certain other fee modification agreements with vendors or service providers pursuant to which such parties received newly issued Ordinary Shares at Closing and/or deferred cash payments (or a combination of both). Pursuant to such agreements, an aggregate of 840,891 Company Ordinary Shares (694,391 to Arc Group Limited and 146,500 to I-Bankers Securities, Inc.) were issued to such providers.

In addition, in connection with the closing of the Business Combination, the Company closed the private placement of the Arena Warrants and Debentures pursuant to the Securities Purchase Agreement dated August 23, 2023 between the Company, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP (the “PIPE Investors”) and executed the Arena Transaction Documents including the 10% Original Issue Discount Secured Convertible Debenture, the Arena Warrant, the Registration Rights Agreement and related documents.

In addition, at the Closing, the Company, the Primary Sellers, the Purchaser Representative, the Seller Representative and the Escrow Agent entered into an escrow agreement (the “Subscription Escrow Agreement”), pursuant to which a number of Exchange Shares equal to 15% of the estimated Exchange Consideration issuable to the Sellers at the Closing (such Exchange Shares, together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted the “Escrow Shares”) are subject to the restrictions of the Escrow Agreement and shall be held by the Escrow Agent, along with any dividends, distributions or income thereon (together with the Escrow Shares, the “Escrow Property”) in a segregated account (the “Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Subscription Escrow Agreement. The Escrow Shares will be held in the Escrow Account for a period of 12 months after the Closing and shall be the sole and exclusive source of payment for any post-Closing purchase price adjustment and for any post-closing indemnification claims (other than certain fraud claims and breaches of AOI and the Sellers’ fundamental representations, as in the Business Combination Agreement). At the 12-month anniversary of the Closing, on March 21, 2025, all remaining Escrow Property will be released to the Sellers in accordance with the Business Combination Agreement. However, the amount of Escrow Property equal to the value of any pending and unresolved claims will remain in the Escrow Account until finally resolved.

The transaction was unanimously approved by the board of directors of EDOC and was approved at the extraordinary general meeting of EDOC’s shareholders held on March 6, 2024 (the “Special Meeting”). EDOC’s shareholders also voted to approve all other proposals presented at the Special Meeting. As a result of the Business Combination, AOI and EDOC became wholly-owned direct subsidiaries of the Company. On March 22, 2024, the Ordinary Shares and public warrants of the Company (the “Public Warrants”) commenced trading on the Nasdaq Global Market, or “Nasdaq,” under the symbols “COOT” and “COOTW,” respectively.

Key Components of Consolidated Statements of Profit or Loss and Other Comprehensive Income

Sales revenue

Revenues consist of sales of edible oils, sales of protein meals and tolling revenue from oilseeds crushing activities. The Company’s edible oil sales comprise of two segments: sales of bulk oils to wholesalers who use it as food ingredients or white labeling; sales of packaged oils as the company’s own branding to major supermarket channels. Sales of protein meals are bulk sales and mainly distributed to local farmers and feedlots as protein supplements. Tolling revenue is the service charge fee of crushing oilseeds to produce edible oils and protein meals.

Cost of sales

Cost of sales consist of costs directly related to the manufacturing process of edible oils and protein meals. It includes the cost of materials which mainly consist of the procurement cost of non-GMO canola seeds, canola seeds freight and storage cost from the suppliers, direct labor in the factory plant, occupancy costs of energy consumption of manufacturing process, depreciation expense of the crushing plant and relevant equipment and vehicles, and repairs and maintenance.

General and Administrative expenses

General and administrative expenses primarily consist of personnel expenses, professional fees, occupancy costs, depreciation expense, insurance expense, management fees, office expenses, security expenses, travel expenses, staff training expenses, utilities expenses, and subscription and dues expenses.

Sales and marketing expenses

Sales and marketing expenses primarily consist of sales directors’ salaries and supermarket promotion activities.

Other income

Other income primarily consists of fuel tax credit and recovery cost of freight and overdue interest.

Recapitalization expense

Recapitalization expense consists of the cost of listing recorded related to the difference in the fair value of the shares issued by the Company, the accounting acquirer, and the fair value of the SPAC’s, the accounting acquiree, and identifiable net assets.

Finance expenses

Finance expenses consist of interest paid related to bank loan and facility interest, related party loan interest and foreign exchange gain or loss.

Change in fair value of warrant liabilities

This consists of the change in fair value of certain warrant liabilities.

Results of Operations

The following selected consolidated financial data are derived from the audited financial statements of the Company for the years ended June 30, 2024 and 2023 and should be read in conjunction with our consolidated financial statements, the related notes and the rest of the section of this Report entitled “Key Components of Consolidated Statements of Operations.” The historical results are not necessarily indicative of the results of future operations.

The following tables set forth our Consolidated Statements of Operations data for the periods presented:

Year Ended June 30, 2024 Compared to the Year Ended June 30, 2023

	2024	2023	Change	%
	AUD$	AUD$
Sales revenue	33,727,222	29,049,345	4,677,877	16.1%
Cost of sales	(27,810,782)	(24,062,603)	(3,748,179)	15.6%
Gross profit	5,916,440	4,986,742	929,698	18.6%
General and administrative expenses	(3,224,843)	(2,467,432)	(757,411)	30.7%
Selling and marketing expenses	(412,536)	-	(412,536)	100.0%
Other income	707,911	48,273	659,638	1,366.5%
Operating profit	2,986,972	2,567,583	419,389	16.3%
Finance expenses	(835,813)	(612,735)	(223,078)	36.4%
Change in fair value of warrant liabilities	141,874	-	141,874	100.0%
Recapitalization expense	(23,210,293)	-	(23,210,293)	100.0%
(Loss) Profit before income tax	(20,917,260)	1,954,848	(22,872,108)	(1,170.0)%
Income tax expense	(313,421)	(109,878)	(203,543)	185.2%
(Loss) Profit for the year	(21,230,681)	1,844,970	(23,075,651)	(1,250.7)%
Other comprehensive income for the year, net of tax	-	-
Total comprehensive (loss) income	(21,230,681)	1,844,970	(23,075,651)	(1,250.7)%
(Loss) Profit attributable to:
Members of the parent entity	(21,662,555)	1,432,693	(23,095,248)	(1,612,0)%
Non-controlling interest	431,874	412,277	19,597	4.8%
Total (Loss) Income	(21,230,681)	1,844,970	(23,075,651)	(1,250,7)%
Total comprehensive (loss) income attributable to:
Members of the parent entity	(21,662,555)	1,432,693	(23,095,248)	(1,612,0)%
Non-controlling interest	431,874	412,277	19,597	4.8%
Total	(21,230,681)	1,844,970	(23,075,651)	(1,250.7)%

Revenue

	Year Ended June 30,
	2024	2023	Change	Change %

Total revenue	$33,727,222	$29,049,345	$4,677,877	16.1%

Sales revenue increased by AUD$4.7 million or 16.1% to AUD$33.7 million for the twelve-month period ended on June 30, 2024, compared to AUD$29.0 million for the twelve-month period ended June 30, 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil resulting from the Company’s expanded customer contracts.

The following table summarizes the Company’s revenues disaggregated by product category:

	Year Ended June 30,
	2024	2023	Change	Change %

Wholesale oils	$11,481,072	$20,451,942	$(8,970,870)	(43.9)%
Hype protein meals	9,175,505	5,577,709	3,597,796	64.5%
Toll crushing service	222,095	2,156,827	(1,934,732)	(89.7)%
Seeds	-	664,000	(664,000)	(100.0)%
Other sales	291,351	198,867	92,485	46.5%
Retail oils	12,557,199	-	12,557,199	100.0%
Total revenues	$33,727,222	$29,049,345	$4,677,877	16.1%

Wholesale oils represented 34.0% of our revenue for the year ended June 30, 2024, compared to 70.5% for the year ended June 30, 2023, and decreased AUD$8,970,870, as compared to the prior year. Retail oils represented 37.2% of our revenue for the year ended June 30, 2024, compared to 0% for the year ended June 30, 2023, and increased AUD$12,557,199, as compared to the prior year. The primary driver for the revenue decrease in wholesale oils and the revenue increase in retail oils for the year ended June 30, 2024 compared to the previous year was due to the Company securing two supply contracts to supply 15 Costco Australia stores and 1,111 Woolworth Supermarkets national stores, Australia’s largest supermarket chain. The Company also developed three new SKU to target the retail consumers from 2024 through integrated marketing campaign with the supermarkets. Hype protein meals for the feed industry represented 27.2% of our revenue for the year ended June 30, 2024, compared to 19.2% for the year ended June 30, 2023, and increased AUD$3,597,796 as compared to the prior year. The primary driver for the revenue increase in hype protein meals for the year ended June 30, 2024, compared to the previous year was the market awareness of the company’s high quality and chemical free concept from local farmers, wholesalers and distributors.

Toll crushing service, seeds, and other sales represent a small portion of our revenue. Those categories combined represented 0.7% of the revenue for the year ended June 30, 2024, compared to 7.4% for the year ended June 30, 2023, a decrease of $1,934,732 for the year ended June 30, 2024, as compared to the year ended June 30, 2023.

Cost of Sales

	Year Ended June 30,
	2024	2023	Change	Change %

Cost of material	$17,432,898	$18,710,436	$(1,277,538)	(6.8)%
Cost of finished goods	5,273,627	-	5,273,627	100.0%
Freight and storage	2,112,109	1,615,464	496,644	30.7%
Depreciation	481,093	547,454	(66,361)	(12.1)%
Occupancy costs	341,790	415,436	(73,646)	(17.7)%
Labor costs	1,917,665	2,154,793	(237,128)	(11.0)%
Repairs and maintenance	251,600	619,020	(367,420)	(59.4)%
Total cost of sales	$27,810,782	$24,062,603	$3,748,179	15.6%

The cost of sales for the year ended June 30, 2024 was AUD$27.8 million, an increase of AUD$3.7 million, or 15.6% as compared to the year ended June 30, 2023. The primary reason for the increase was in line with the increase in product sales. The cost component changed as a result of recognizing cost of finished goods when the oil products were sold in the retail market. The decrease gross margin was mainly due to the development of “Good Earth Oils” branding products in the retail market with support of strong marketing campaign.

General and administrative expenses

	Year Ended June 30,
	2024	2023	Change	Change %

General and administrative expenses	$3,224,843	$2,467,432	$(757,411)	30.7%

General and administrative expenses for the year ended June 30, 2024, were AUD$3.2 million, an increase of AUD$0.8 million, or 30.7%, compared to the year ended June 30, 2023. This increase was primarily due to the fact that the Company consolidated AUD$611,109 relevant costs from EDOC Acquisition Limited after the completion of business combination on 21 March 2024.

Marketing expenses

	Year Ended June 30,
	2024	2023	Change	Change %

Marketing expenses	$412,536	$-	$412,536	100.0%

Marketing expenses for the year ended June 30, 2024 were AUD$0.4 million, an increase of AUD$0.4 million, or 100% compared to the year ended June 30, 2023. This increase was due to the Good Earth Oils Pty Ltd (“GEO”) sales team being established and promotion cost incurred within supermarket chains to increase brand awareness of our chemical free no-GMO edible oils within the consumer market.

Other Income

	Year Ended June 30,
	2024	2023	Change	Change %

Other income	$707,911	$48,273	$659,638	1,366.5%

Other income for the year ended June 30, 2024 was AUD$0.7 million, an increase of AUD$0.7 million, or 1,366.5% compared to the year ended June 30, 2023. This increase was primarily due to the negotiation to reduce certain transaction costs payable related to the purchase of EDOC.

Change in Fair Value of Warrants

	Year Ended June 30,
	2024	2023	Change	Change %

Change in fair value of warrant liabilities	$141,874	$-	$141,874	100.0%

The change in the fair value of warrants for the year ended June 30, 2024 was AUD$0.1 million, an increase of AUD$0.1 million, or 100% as compared to the year ended June 30, 2023. The change in Warrant Fair Value was due to the closing of the Business Combination Agreement, the resulting fluctuations of the share market price, and the issuance of new warrants are part of the Arena securities purchase agreement.

Recapitalization expense

	Year Ended June 30,
	2024	2023	Change	Change %

Recapitalization expense	$23,210,293	$-	$23,210,293	100.0%

Recapitalization expense increased by AUD$23.2 million or 100% to AUD$23.2 million for the twelve-month period ended on June 30, 2024 compared to AUD$0 for the twelve-month period ended on June 30, 2023, primarily due to the difference in the fair value of the shares issued by the accounting acquirer and the fair value of the accounting acquiree’s identifiable net assets at the close of the Business Combination.

Finance expenses

	Year Ended June 30,
	2024	2023	Change	Change %

Finance expenses	$835,813	$612,735	$223,078	36.4%

Finance expenses increased by AUD$0.2 million or 36.4% to AUD$0.8 million for the twelve-month period ended on June 30, 2024 compared to AUD$0.6 million for the twelve-month period ended on June 30, 2023, primarily due to the fact that the Company began to utilize the AUD$8m trade facility provided by Commonwealth Bank of Australia to purchase canola oilseeds from the local farmers, the amortization of the convertible note discount of AUD$0.1 million and the interest accrual on the promissory notes with American Physicians LLC.

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers.

We incurred a loss after income tax of AUD$21,230,681 for fiscal year 2024 and incurred profit after tax of AUD$1,844,970 for fiscal year 2023. We were in a net current liability position of AUD$6,965,530 for the year ended 30 June 2024 and a net current liability position of AUD$678,768 for the year ended 30 June 2023. Net cash outflows from operating activities were AUD$2,184,930 for fiscal year 2024 and net cash inflows from operating activities were AUD$689,796 for fiscal year 2023.

As at 30 June 2024 and 2023, the consolidated entity had cash in hand and at bank of AUD$514,140 and AUD$121,273, respectively.

The financial statements have been prepared on a going concern basis, which contemplates continuity of normal activities and realization of assets and settlement of liabilities in the normal course of business.

We conducted a reverse acquisition of EDOC Acquisition Limited “ADOC” through the deSPAC on 21 March 2024, the consolidated entity assumed AUD$5,248,824 of previously unpaid transaction costs charged by service providers of “ADOC”, AUD$1,216,928 promissory notes to American Physicians LLC and an AUD$1,533,742 convertible note to PIPE Investor ARENA as of 30 June 2024.

In addition to the above unpaid costs incurred by ADOC, we incurred additional professional costs of AUD$1,031,301 in relation to the NASDAQ listing activities this current year, with the majority of the balances remaining unpaid as of 30 June 2024.

Therefore, our ability to continue its business activities as a going concern is dependent upon us deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 June 2024 of AUD$8,000,000.  In addition, we also have the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one year period from the issuance of its consolidated financial statements.

The following table shows the net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Year Ended
	June 30, 2024	June 30, 2023
Net cash provided by (used in)	392,865	(353,700)
Operating activities	$(2,184,930)	689,796
Investing activities	(3,975,622)	(2,820,536)
Financing Activities	6,553,419	1,777,040

Operating Activities

As of June 30, 2024, our net cash and cash equivalents provided by (used in) operating activities consists of AUD$33,854,067 of cash receipts from customers and AUD$35,364,877 of payments to suppliers and employees including AUD$3,971,681 of canola seed stock purchase (5,421-ton stock on hand) for the preparation of the existing crushing plant that was commissioned July 2024.

By comparison, the Company’s net cash and cash equivalents received in operating activities during the year ended June 2023, consists primarily of AUD$28,063,458 of cash receipts from customers and AUD$26,711,708 of payments to suppliers and employees.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases.

Net cash and cash equivalents used in investing activities during the year ended June 30, 2024, consisted of AUD$3,975,622 of purchased property and equipment.

By comparison, the Company’s net cash and cash equivalents used in investing activities during the year ended June 30, 2023, consisted primarily of AUD$2,820,536 of purchased property and equipment.

Financing Activities

Net cash flows from financing activities were AUD$1,777,040 for the year ended June 30, 2023, which primarily from related party loan.

By comparison, the Company’s net cash flows from financing activities was AUD$6,553,419 for the year ended June 30, 2024, which primarily consisted of AUD$4,000,000 asset financing from Commonwealth Bank of Australia and the net cash inflow of AUD$2,578,062 from the related party loans. Furthermore, the Company raised up the net cash inflow of USD336,282, which primarily consists of USD$1,000,000 of convertible note from PIPE Investor Arena and USD$1,926,282 remaining fund in SPAC trust account, but they were partially offset by debenture issued cost and the payment of transaction costs to various suppliers who provided the listing compliance and underwrite services. Last, AUD$98,754 was paid for the finance lease.”

Non-IFRS Financial Measure

In addition to providing financial measurements based on IFRS, we provide an additional financial metric that is not prepared in accordance with IFRS, or non-IFRS financial measure. We use this non-IFRS financial measure, in addition to IFRS financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. This non-IFRS financial measure is Adjusted EBITDA, as discussed below.

We believe that this non-IFRS financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods and to those of peer companies. We also believe that this non-IFRS financial measure enables investors to evaluate our operating results and future prospects in the same manner as we do. This non-IFRS financial measure may exclude expenses and gains that may be unusual in nature, infrequent, or not reflective of our ongoing operating results.

The non-IFRS financial measure does not replace the presentation of our IFRS financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with IFRS.

We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as IFRS net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; unit and stock-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.

The non-IFRS adjustments, and our basis for excluding them from our non-IFRS financial measure, are outlined below:

●	Unit and Stock-based compensation – Although unit and stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude unit and stock-based compensation from our non-IFRS financial measures to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

●	Business Combination transaction expenses – Business Combination transaction expenses represent the expenses incurred solely related to the Business Combination, which we completed on March 21, 2024. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the Business Combination. We exclude Business Combination transaction expenses from our non-IFRS financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of the Business Combination transaction and do not reflect our core operations.

The following table reconciles IFRS net profit to Adjusted EBITDA during the periods presented (in thousands):

	Year Ended June 30, 2024	Year Ended June 30, 2023
Net (Loss) Profit	$(21,230,681)	$1,844,970
Interest Expense	$835,813	$612,735
Depreciation and amortization	$498,566	$571,899
Recapitalization expense	$23,210,293	$-
Change in fair value of warrant liabilities	$(141,874)	$-
Income taxes	$313,421	$109,878
Business combination transaction expenses	$611,109	$404,491
Adjusted EBITDA	$4,096,647	$3,543,973

Contractual Obligations and Commitments and Liquidity Outlook

Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations and draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 June 2024 of AUD$8,000,000 and draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one year period from the issuance of its consolidated financial statements but there can no assurance these sources are sufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

Our future capital requirements will also depend on additional factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all.

Material Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with International Financial Reporting Standards (IFRS). In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

We believe that the assumptions and estimates associated with the following material accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.

Revenue Recognition

We generate revenue from the sale of products and services. A description of our revenue recognition policies is included in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations or non-standard terms and conditions. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. We rely on either observable standalone sales or an expected cost plus a margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation.

As we further discuss in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for contracts with customers entered into during fiscal years 2024 and 2023, revenue from the sales of our products increased by AUD$4.68 million or 16.1% to AUD$33.73 million for the twelve-month period ended on June 30, 2024 compared to AUD$29.05 million for the twelve-month period ended June 30, 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil.

Stock-based Compensation

Following the Business Combination, the Company has authorized 555,000,000 shares including 500,000,000 Class A Ordinary Shares, 50,000,000 Class B Ordinary Shares, and 5,000,000 Preference Shares, each of par value $0.0001 per share. In addition, the Company has three classes of warrants (i.e., Public Warrants, Private Warrants and PIPE Warrants) issued and outstanding.

The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Warrant transactions

PIPE Warrants to purchase our Ordinary Shares are accounted for as liability or instruments based on the terms of the warrant agreements. The warrants issued by us are accounted for as liability instruments under IFRS 9 due to the rights of the grantee to require cash settlement.

Private Warrants and Representative Warrants to purchase units accounted for as liability instruments represent the warrants issued to significant shareholders and related parties.

Penny Warrants are a contingently issuable instrument to issue the Company’s shares and are accounted for as a financial liability.

Public Warrants are accounted for as equity instruments due to our ability to settle the warrants through the issuance of units.

In order to calculate warrant charges, we used the Monte Carlo simulations, which required key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring us to develop our own assumptions. We estimated the fair value of unvested warrants, considered to be probable to be vesting, at the time. Based on that estimated fair value, we determined warrant charges, which were recorded as a reduction of the transaction price.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Recently Adopted Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting standards.

Recently Issued Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling AUD$514,140 and AUD$121,273 as of June 30, 2024, and June 30, 2023, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturity of three months.

Foreign Currency Risk

Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transactions totaled $28,097 for the year ended June 30, 2024, which is up from $0 for the year ended June 30, 2023, each of which were recorded within finance expense, net on the consolidated statements of operations.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of June 30, 2024, its risk relating to deposits exceeding federally insured limits was not significant.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from zero to 90 days from the invoice date with typical terms of 30 days. As of June 30, 2024, three customers accounted for 60.7% of the Company’s accounts receivable balance, and three customers accounted for more than 46% of the Company’s accounts receivable balance as of June 30, 2023.

Item 8. Financial Statements and Supplementary Data

AUSTRALIAN OILSEEDS HOLDINGS LTD.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Australian Oilseeds Holdings Ltd

Brisbane, Australia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial position of Australian Oilseeds Holdings Ltd and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statement of profit or loss and other comprehensive income (loss), consolidated statement of changes of equity, and statement of cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with International Financial Reporting Standards as issued by the International Accounting Standard Board and interpretations (collectively ‘IFRS’).

Restatement to Correct Previously Issued Consolidated Financial Statements

We have audited the adjustments described in Note 2 that were applied to restate the June 30, 2023 and 2022 consolidated financial statements which were previously audited by another accounting firm to correct errors. In our opinion, these adjustments are appropriate and have been properly applied. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/

BDO Audit Pty Ltd (PCAOB ID 2256)

We have served as the Company’s auditor since 2024

Brisbane, Australia

18 November 2024

AUSTRALIAN OILSEEDS HOLDINGS LTD.

CONSOLIDATED STATEMENT OF PROFIT OR LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED 30 JUNE 2024 AND 30 JUNE 2023

	Note	2024	2023
		AUD$	AUD$
			As Restated
Sales revenue	16	33,727,222	29,049,345
Cost of sales	17	(27,810,782)	(24,062,603)
Gross profit		5,916,440	4,986,742
General and administrative expenses	18	(3,224,843)	(2,467,432)
Selling and marketing expenses	19	(412,536)	-
Other income	20	707,911	48,273
Operating profit		2,986,972	2,567,583
Finance expenses	23	(835,813)	(612,735)
Change in fair value of warrant liabilities	28	141,874	-
Recapitalization expense	30	(23,210,293)	-
(Loss) Profit before income tax		(20,917,260)	1,954,848
Income tax expense	24	(313,421)	(109,878)
(Loss) Profit for the year		(21,230,681)	1,844,970
Other comprehensive income for the year, net of tax		-	-
Total comprehensive (loss) income		(21,230,681)	1,844,970
(Loss) Profit attributable to:
Members of the parent entity		(21,662,555)	1,432,693
Non-controlling interest		431,874	412,277
Total (Loss) Income		(21,230,681)	1,844,970
Total comprehensive (loss) income attributable to:
Members of the parent entity		(21,662,555)	1,432,693
Non-controlling interest		431,874	412,277
Total		(21,230,681)	1,844,970
Earnings per share attributable to the ordinary equity holders of the parent
Profit or loss
Basic (loss) earnings per share (cents)		(1.07)	0.10
Diluted (loss) earnings per share (cents)		(1.07)	0.10

The accompanying notes are an integral part of these consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
AS AT 30 JUNE 2024 AND 30 JUNE 2023

	Note	2024	2023
		AUD$	AUD$
			As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	5	514,140	121,273
Trade and other receivables	6	4,470,101	4,437,253
Inventories	7	6,202,160	1,020,469
Prepayment of seed purchase	10	-	3,672,697
Other current assets	10	201,830	553,315
TOTAL CURRENT ASSETS		11,388,231	9,805,007
NON-CURRENT ASSETS
Investments in associates	22	-	89,977
Property, plant and equipment	8	14,617,513	10,542,592
Right-of-use asset	15	944,420	1,040,472
Other assets	10	429,841	-
Deferred tax assets		34,270	-
Intangible assets	9	2,582,495	2,582,495
TOTAL NON-CURRENT ASSETS		18,608,539	14,255,536
TOTAL ASSETS		29,996,770	24,060,543
LIABILITIES
CURRENT LIABILITIES
Trade and other payables	11	10,455,684	6,712,768
Borrowings	12	978,574	396,881
Lease liability, current	15	89,109	82,386
Income Tax liabilities		128,927	-
Related party loans	27	4,111,661	3,188,006
Convertible note, net of discount	12	1,181,953	-
Warrant liabilities	14,28	238,613	-
Promissory note – related party, current	27	968,216	-
Employee benefits		201,024	103,734
TOTAL CURRENT LIABILITIES		18,353,761	10,483,775
NON-CURRENT LIABILITIES
Borrowings	12	5,051,910	2,078,570
Promissory note - related party, non-current	27	273,676	-
Lease liability, non-current	15	879,347	971,752
Related party loans	27	4,530,507	2,873,929
TOTAL NON-CURRENT LIABILITIES		10,735,440	5,924,251
TOTAL LIABILITIES		29,089,201	16,408,026
NET ASSETS		907,569	7,652,517
EQUITY
Share capital	13	3,562	2,860
Share premium	13	17,064,658	2,579,627
(Accumulated losses) Retained earnings		(17,950,222)	3,712,333
Total (deficit) equity attributable to equity holders of the Company		(882,002)	6,294,820
Non-controlling interest		1,789,571	1,357,697
TOTAL EQUITY		907,569	7,652,517

The accompanying notes are an integral part of these consolidated financial statements

AUSTRALIAN OILSEEDS HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED 30 JUNE 2024 AND 30 JUNE 2023

					Non-
		Shares	Share	Retained	controlling
	Note	Capital	Premium	Earnings	Interests	Total
		AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 1 July 2022, recast		2,860	2,579,627	2,279,640	945,420	5,807,547
Profit attributable to members of the parent entity		-	-	1,432,693	412,277	1,844,970
Balance on 30 June 2023, restated		2,860	2,579,627	3,712,333	1,357,697	7,652,517
Issuance of shares to SPAC shareholders	13	19	3,024,191	-	-	3,024,210
Issuance of shares to SPAC founders	13	409	(5,791,835)			(5,791,426)
Issuance of shares in exchange for advisory services	13	107	(107)	-	-	-
Conversion of convertible notes	13	23	2,300,590	-	-	2,300,613
Conversion of rights		144	(144)	-	-	-
Recapitalizations costs	13	-	16,126,854	-	-	16,126,854
Costs attributable to the issuance of shares in connection with the business combination	13		(1,315,013)			(1,315,013)
Issuance of convertible note – equity component			140,495			140,495
Loss attributable to members of the parent entity		-	-	(21,662,555)	431,874	(21,230,681)
Balance on 30 June 2024		3,562	17,064,658	(17,950,222)	1,789,571	907,569

The accompanying notes are an integral part of these consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED 30 JUNE 2024 AND 30 JUNE 2023

	Note	2024	2023
		AUD$	AUD$
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts from customers		33,854,067	28,063,458
Payments to suppliers and employees		(35,364,877)	(26,711,708)
Tax Refund received/Income tax paid		34,510	(109,878)
Interest paid		(708,630)	(552,076)
Net cash provided by/ (used in) operating activities	26	(2,184,930)	689,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(3,975,622)	(2,820,536)
Net cash (used in) investing activities		(3,975,622)	(2,820,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contributed		3,024,191	-
Payment of capital raising cost		(3,804,192)	-
Proceeds from convertible notes		1,533,742	-
Payment of convertible notes issued cost		(234,663)	-
Proceeds from related parties’ loans		2,578,062	3,072,911
Proceeds from secured borrowings		4,000,000	2,396,881
Repayment of related parties’ loans		-	(1,220,000)
Repayment of secured borrowings		(444,967)	(2,377,294)
Repayment of lease liability		(98,754)	(95,458)
Net cash provided by/ (used in) financing activities		6,553,419	1,777,040
Net increase/(decrease) in cash and cash equivalents held		392,867	(353,700)
Cash and cash equivalents at beginning of year		121,273	474,973
Cash and cash equivalents at end of financial year	5	514,140	121,273

The accompanying notes are an integral part of these consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1 Establishment and Operations

Australian Oilseeds Holdings Limited (“Australian Oilseeds” or the “Company”) is a Cayman Islands exempted company that, directly and indirectly through its subsidiaries, is focused on the manufacture and sale of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company believes that transitioning from a fossil fuel economy to a renewable and chemical free economy is the solution to many health problems the world is facing presently. To that end, the Company is committed to working with suppliers and customers to eliminate chemicals from the edible oil production and manufacturing systems to supply quality products such as non-GMO oilseeds and organic and non-organic food-grade oils to customers globally. Over the past 20 years, Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (“AOI”) has grown to be the largest cold pressing oil plant in Australia, pressing strictly GMO free conventional and organic oilseeds.

The main business activities include the mill of GMO free conventional and organic oilseeds to produce vegetable oils and related products to wholesale and retail market.

The material accounting policies adopted in the preparation of the consolidated financial statements are set out in Note 2. The policies have been consistently applied to all the years presented, unless otherwise stated.

The consolidated financial statements are presented in AUD, which is also the Company’s functional currency.

Amounts are rounded to the nearest dollar, unless otherwise stated.

These financial statements have been prepared in accordance with International Financial Reporting Standards and International Accounting Standards as issued by the International Accounting Standards Board (IASB) and Interpretations (collectively IFRSs).

The preparation of financial statements in compliance with adopted IFRS requires the use of certain critical accounting estimates. It also requires Company management to exercise judgment in applying the Company’s accounting policies. The areas where significant judgments and estimates have been made in preparing the financial statements and their effects are disclosed in note 3.

Reverse Recapitalization

Australian Oilseeds Holdings Ltd (“PubCo”) is a newly incorporated Cayman Islands business company with limited liability and was formed for the purpose of participating in the transactions contemplated hereby and becoming the publicly traded holding company for the surviving corporation.

EDOC Acquisition Corp (“EDOC” or “SPAC”) is a Cayman Islands exempted company formerly listed on the NASDAQ Stock Market under “ADOC”. EDOC has limited operations but is established as a public investment vehicle that has the express purpose of making an investment in an operating company.

On March 21, 2024 (the “Closing Date”), the Company consummated the previously announced Business Combination (defined below). The Business Combination was announced on December 7, 2022, where AOI, PubCo, and EDOC entered into a business combination agreement (“Business Combination Agreement”), pursuant to which, (a) EDOC merged with and into Merger Sub, with EDOC continuing as the surviving entity (the “Merger”), and with holders of EDOC securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco acquired all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco, with AOI became a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration paid by Pubco to the sellers for the purchased shares was an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to, without duplication, (i) USD$190,000,000, plus (or minus, if negative) (ii) AOI’s net working capital less a target net working capital of USD$4,000,000, minus (iii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of AOI and its subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of AOI, with each Pubco ordinary share issued to the sellers valued at USD$10.00.

The Merger was consummated on March 21, 2024, and the Share Exchange and Business Combination were consummated on the Closing Date. Pursuant to the Business Combination Agreement, upon the consummation of the Business Combination at the effective time of the Business Combination (the “Effective Time”):

●	each holder of EDOC pre-transaction privately-held Class A ordinary shares and the Class B ordinary share (the “EDOC Ordinary Shares”) received a number of Company Ordinary Shares, which are listed under the ticker “COOT” (less 200,000 Class A ordinary shares that were forfeited to the Company;

●	each holder of AOI ordinary shares received Company Ordinary Shares on a one-for-one basis (the “Exchange Shares”);

●	each holder of EDOC’s public Class A ordinary shares received Company Ordinary Shares on a one-for-one basis;

●	EDOC’s warrants terminated and were exchanged for warrants of the Company (the “Warrants”), which Warrants are listed on the Nasdaq under “COOTW”;

●	each holder of EDOC’s rights (the “Rights”) received 1/10 of a Company Ordinary Share for each such Right, as set forth herein;

●	EDOC’s Rights will no longer be traded

●	EDOC’s 479,000 placement units (“Placement Units”) were exchanged for Company Ordinary Shares and Warrants of the Company; and

●	EDOC’s USD$1,500,000 of convertible promissory notes that were convertible at Closing into Company Ordinary Shares (“Convertible Shares”) and warrants (“Convertible Warrants”).

On March 22, 2024, the Ordinary Shares and PubCo Warrants commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “COOT” and “COOTW,” respectively.

The following table summarizes the proceeds raised and issuance costs incurred related to the Business Combination on 30 March 2024:

	Number of
	shares	AUD
Shares issued to SPAC public investors (Note 13)	1,066,168	3,024,210
Shares issued to SPAC Founders (Note 13)	2,666,900	-
	3,733,068	3,024,210

Cash from reverse recapitalization		3,024,210
SPAC reverse recapitalization professional fees		(1,315,013)
Net proceeds from reverse recapitalization		1,709,197

Pursuant to the Business Combination Agreement, the SPAC does not meet the definition of a business under the guidance of IFRS 3, hence the Transaction was accounted for as a recapitalization in accordance with IFRS 2. Under this method of accounting, EDOC is treated as the acquired company and Australian Oilseeds Investments Pty Ltd. is treated as the acquirer for financial statement reporting purposes. Australian Oilseeds Investments Pty Ltd. has been determined to be the accounting acquirer based on evaluation of the facts and circumstances of the business combination.

Entities involved in SPAC mergers need to determine which entity is the predecessor whose financial statements will become the historical financial statements of the combined company. The determination of which entity is the predecessor and successor in the merger transaction is separate from the determination of which entity is the accounting acquirer. Regulation C, Rule 405 defines a predecessor as “a person the major portion of the business and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person”.  SPACs are blank-check companies whose sole purpose is to acquire a target or targets with the capital raised from their IPO. Given that EDOC did not have any significant activities, EDOC’s own operations before the succession are insignificant relative to the operations of AOI. For example, EDOC’s financial statements do not report any significant revenues other than investment income on assets held in trust. Additionally, AOI’s total assets of approximately AUD$32 million at closing, March 21, 2024, were significantly greater than EDOC’s total assets of approximately AUD$0.01 million, excluding the Trust account. Lastly, AOI management’s team has continued as the management of the combined entities. As such, AOI was considered the predecessor entity for purposes of these financial statements.

The consolidated financial statements of the merged company will represent a continuation of the financial statements of Australian Oilseeds Investments Pty Ltd., the principles and guidance on the preparation and presentation of the consolidated financial statements will be applied as follows:

●	A share based payment transaction arises whereby Australian Oilseeds Investments Pty Ltd. is deemed to have issued shares in exchange for the net assets of EDOC (together with the listing status of Australian Oilseeds Investments Pty Ltd). The listing status does not qualify for recognition as an intangible asset and the relevant costs will therefore be expensed as a listing expense.
●	The equity structure (the number and type of equity instruments issued) will reflect the equity structure of Australian Oilseeds Investments Pty Ltd., including the equity instruments issued to affect the acquisition.
●	Accumulated losses and other equity balances carried forward at acquisition date will be of Australian Oilseeds Investments Pty Ltd.

The business combination agreement was an extraordinary transaction that was signed in 2022 as part of the SPAC and listing procedures that closed in FY 2024, there were no similar transactions or impact of this transaction incurred in the financial period ended as of 30 June 2024.

2 Restatement of Previously Issued Financial Statements

During the preparation of the consolidated financial statements for the year ending June 30, 2023, the Company’s management identified the following material misstatements in the Company’s financial statements:

●	The Company did not properly recognize the machinery spare parts acquired from the related party Good Earth Oils Pty Ltd. As a result, the plant and equipment were understated, and the related party transactions were not properly disclosed. To correct this item, the fixed assets and related party payables were recorded, and the relevant depreciation expense was recognized.
●	The Company did not properly record prepayment of stock which resulted in an overstatement in equity and related party loan payables. To correct this error, both of accounts were reduced accordingly.
●	The Company did not properly record revenue during the cut-off period at the financial year end. As a result, the revenue relating to the prior year was recorded in the current year. To correct this cut-off issue, the revenue was reduced and retained earnings of prior years were increased.
●	The Company did not recognize sufficient bad debt provision of the account receivables relating to ROBE tolling revenue. Based on the deed of debt settlement with ROBE, account receivables were overstated since no bad debt provision was made. To correct this issue, the account receivables were written off accordingly.
●	The Company did not properly record the stock balance of Meal resulting in the Company mistakenly accounting for the ROBE consignment stock as its own stock. As a result, the Cost of Goods Sold was understated. To correct the issue, the Cost of Goods Sold was increased and the inventory balance was decreased.
●	The Company did not recognize the lease assets and liabilities for solar PV systems, biofuel gensets and site plant of fuller driver land lease. To correct this error, the right-of-use asset (“ROU”) and lease liability accounts were recognized. The relevant depreciation of ROU and interest accrual of lease liability were recorded and reclassification from the administration expenses previously disclosed.

Based on an analysis of the factors, the Company determined that the errors discussed above were material to the Company’s previously issued financial statements for the year ended June 30, 2023, and these financial statements need to be restated. The Company’s prior period financial statements should no longer be relied upon.

The impact of the restatements on the line items within the previously reported consolidated Audited consolidated Statement of Financial Position at June 30, 2023 and 2022, included in the Company’s Form F-1 filed with the SEC on April 29, 2024 (the “Original Report”) are reported below.

Statement of Financial Position as of June 30, 2023	As Previously Reported	Adjustment	As Restated
Trade and other receivables	$4,579,879	$(142,626)	$4,437,253
Prepayment of seed purchase	$3,951,896	$(279,199)	$3,672,697
Tax assets	$224,215	$29,545	$253,760
Inventories	$1,143,033	$(122,564)	$1,020,469
Total current assets	$10,319,851	$(514,844)	$9,805,007
Property, plant and equipment	$10,261,910	$280,682	$10,542,592
Right-of-use asset	$-	$1,040,472	$1,040,472
Total non-current assets	$12,934,382	$1,321,154	$14,255,536
Total assets	$23,254,233	$806,310	$24,060,543
Trade and other payables	$6,473,495	$239,273	$6,712,768
Lease liability, current	$-	$82,386	$82,386
Related party loans	$4,585,751	$(1,397,745)	$3,188,006
Total current liabilities (1)	$10,211,821	$271,954	$10,483,775
Lease liability, non-current	$-	$971,752	$971,752
Related party loans	$2,982,499	$(108,570)	$2,873,929
Total non-current liabilities	$5,061,069	$863,182	$5,924,251
Total liabilities	$15,272,890	$1,135,136	$16,408,026
Retained earnings	$4,051,390	$(339,057)	$3,712,333
Total equity attributable to equity holders of the Company	$6,633,877	$(339,057)	$6,294,820
Non-controlling interest	$1,347,466	$10,231	$1,357,697

(1)	Includes the correction of a footing error of $1,348,040

Statement of Financial Position as of June 30, 2022	As Previously Reported	Adjustment	As Restated
Accounts receivable	$3,717,696	$(77,938)	$3,639,758
Other assets	$1,373,489	$(294,733)	$1,078,756
Retained earnings attributable to members of the parent entity	$2,541,200	$(372,671)	$2,168,529

The impact of the restatements on the line items within the previously reported Audited Consolidated Statement of Profit or Loss and Other Comprehensive Income for the year ended June 30, 2023 and 2022, previously filed in the Original Report is as follows:

Statement of Profit or Loss and Other Comprehensive Income (Loss) for the year ended June 30, 2023	As Previously Reported	Adjustment	As Restated
Cost of goods sold (2)	$20,498,069	$3,564,534	$24,062,603
Gross profit	$8,551,276	$(3,564,534)	$4,986,742
General and administrative expenses (3)	$3,331,864	$(864,432)	$2,467,432
Finance expenses	$552,076	$60,659	$612,735
Occupancy costs (1)	$40,890	$(40,890)	$-
Employee benefits expense (1)	$2,302,641	$(2,302,641)	$-
Depreciation (1)	$461,074	$(461,074)	$-
Profit before income tax	$1,911,004	$43,844	$1,954,848
Profit from continuing operations	$1,801,126	$43,844	$1,844,970
Profit attributable to:
Members of the parent entity	$1,399,080	$33,613	$1,432,693
Non-controlling interest	$402,046	$10,231	$412,277

(1)	Certain prior year amounts have been reclassified to conform to the presentation in the current period. These reclassifications had no effect on the reported results of operations.
(2)	Includes $436,629 of depreciation, $40,890 of occupancy costs, and $2,154,793 of employee benefits expense reclassified to conform to the presentation in the current period.
(3)	Includes $24,445 of depreciation and $147,848 of employee benefits expense reclassified to conform to the presentation in the current period.

Statement of Profit or Loss and Other Comprehensive Income (Loss) for the year ended June 30, 2022	As Previously Reported	Adjustment	As Restated
Cost of goods sold	$18,797,541	$294,733	$19,092,274
Administrative expenses	$1,139,999	$77,938	$1,217,937

The impact of the restatements on the line items within the previously reported Audited Consolidated Statements of Changes in Equity for the year ended June 30, 2023, previously filed in the Original Report is as follows:

Statement of Changes in Equity for the year ended June 30, 2023	As Previously Reported	Adjustment	As Restated
Retained earnings, balance at 1 July 2022	$2,652,310	$(372,670)	$2,279,640
Profit attributable to members of the parent entity, retained earnings	$1,399,080	$33,613	$1,432,693
Retained earnings, balance at 30 June 2023	$4,051,390	$(339,057)	$3,712,333
Non-controlling interests	$402,046	$10,231	$412,277
Non-controlling interests, balance at 30 June 2023	$1,347,466	$10,231	$1,357,697
Total equity, balance at 1 July 2022	$6,180,217	$372,670	$6,552,887
Profit attributable to members of the parent entity, total equity	$1,801,126	$43,844	$1,844,970
Total equity, balance at 30 June 2023	$7,981,343	$(328,826)	$7,652,517

3 Summary of Material Accounting Policies

(a) Basis of consolidation

Australian Oilseeds Holdings Ltd. is a Cayman Islands exempted company (the “Company,” “we,” “us” or “Australian Oilseeds”) formed on December 29, 2022. The Company’s subsidiaries include Australian Oilseeds Investments Pty Ltd., an Australian proprietary company; Good Earth Oils Pty Ltd. an Australian proprietary company; Cowcumbla Investments Pty Ltd., an Australian proprietary company, which is 82.7% owned by the Company and which wholly owns Cootamundra Oilseeds Pty Ltd., which is incorporated in Australia; and EDOC Acquisition Corp., a Cayman Islands exempted company.

The Company’s financial statements comprise the financial statements of the Company and its subsidiaries as of June 30, each year. Subsidiaries are consolidated from the date of their acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that control ceases. The financial statements of subsidiaries are prepared for the same reporting year as the parent Company, using consistent accounting policies. Intra-company balances and transactions, including unrealized profits arising from intra-company transactions, have been eliminated. Unrealized losses are eliminated unless the transaction provides evidence of an impairment of the asset transferred. Non-controlling interests represent the equity in subsidiaries that is not attributable, directly or indirectly, to the Parent shareholders.

Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee. Specifically, the Company controls an investee if and only if the Company has:

➢	Power over the investee (i.e., existing rights that give it the current ability to direct the relevant activities of the investee),

➢	Exposure, or rights, to variable returns from its involvement with the investee, and

➢	The ability to use its power over the investee to affect its returns.

Generally, there is a presumption that a majority of voting rights results in control. To support this presumption and when the Company has less than a majority of the voting or similar rights of an investee, the Company considers all relevant facts and circumstances in assessing whether it has power over an investee, including:

➢	The contractual arrangement with the other vote holders of the investee

➢	Rights arising from other contractual arrangements

➢	The Company’s voting rights and potential voting rights

The Company re-assesses whether or not it controls an investee if facts and circumstances indicate that there are changes to one or more of the three elements of control. Consolidation of a subsidiary begins when the Company obtains control over the subsidiary and ceases when the Company loses control of the subsidiary. Assets, liabilities, income and expenses of a subsidiary acquired or disposed of during the year are included in the consolidated statement of profit or loss and other comprehensive income from the date the Company gains control until the date the Company ceases to control the subsidiary.

A change in the ownership interest of a subsidiary, without a loss of control, is accounted for as an equity transaction.

If the Company loses control over a subsidiary, it derecognizes the related assets (including goodwill), liabilities, non-controlling interests and other components of equity, while any resultant gain or loss is recognized in profit or loss. Any investment retained is recognized at fair value.

Details of subsidiaries as of June 30, 2024 and 2023 were as follows:

Subsidiaries	% of legal ownership 2024	% of legal ownership 2023	Country of Incorporation	Principal business activities
Australian Oilseeds Pty Ltd.	100%	100%	Australia	Investment
Cootamundra Oilseeds Pty Ltd.	82.7%	82.7%	Australia	Oilseeds crushing business
Cowcumbla Investments Pty Ltd.	82.7%	82.7%	Australia	Investment
Good Earth Oils Pty Ltd.	100%	50%	Australia	Marketing and Distribution
EDOC Acquisition Limited	100%	0%	Cayman Islands	SPAC

The carrying amount of the Company’s investment in the subsidiary and the equity of the subsidiary is eliminated on consolidation.

(b) Going Concern

The Company incurred a loss after income tax of AUD$21,230,681 for fiscal year 2024 and for fiscal year 2023 incurred profit of AUD$1,844,970. The Company was in a net current liability position of AUD$6,965,530 as at 30 June 2024 and a net current liability position of AUD$678,768 as at 30 June 2023. Net cash outflows from operating activities were AUD$2,184,930 for fiscal year 2024 and net cash inflows from operating activities were AUD$689,796 for fiscal year 2023.

As at 30 June 2024 and 2023, the consolidated entity had cash in hand and at bank of AUD$514,140 and AUD$121,273, respectively.

The financial statements have been prepared on a going concern basis, which contemplates continuity of normal activities and realization of assets and settlement of liabilities in the normal course of business.

The Company conducted a reverse acquisition of EDOC where the Company became a public company by merging with a SPAC (the “deSPAC”) on 21 March 2024, the consolidated entity assumed AUD$5,248,824 of previously unpaid transaction costs charged by service providers of EDOC, AUD$1,216,928 promissory notes to American Physicians LLC and an AUD$1,533,742 convertible note to PIPE Investor ARENA as of 30 June 2024.

In addition to the above unpaid costs incurred by EDOC, the Company incurred additional professional costs of AUD$1,031,301 in relation to the NASDAQ listing activities this current year, with the majority of the balances remaining unpaid as of 30 June 2024.

Therefore, the Company’s ability to continue its business activities as a going concern is dependent upon the Company deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 June 2024 of AUD$8,000,000 which is repayable on demand.  In addition, the Company also has the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or executing a US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC.

Accordingly, the directors have prepared the financial statements on a going concern basis. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating loss and negative cash flows from operating activities in fiscal year 2024. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c) Revenue and other income

Revenue from contracts with customers

The core principle of IFRS 15 is that revenue is recognised on a basis that reflects the transfer of promised goods or services to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Revenue is recognised by applying a five-step model as follows:

1.	Identify the contract with the customer

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognise revenue as and when control of the performance obligations is transferred

Generally, revenue is recognized at a point in time where the ownership, benefits and risks of goods are transferred to the customers.

None of the revenue streams of the Company have any significant financing terms as there are less than 12 months between receipt of funds and satisfaction of performance obligations.

Variable consideration within the transaction price, if any, reflects concessions provided to the customer such as discounts, rebates and refunds, any potential bonuses receivable from the customer and any other contingent events. Such estimates are determined using either the ‘expected value’ or ‘most likely amount’ method. The measurement of variable consideration is subject to a constraining principle whereby revenue will only be recognised to the extent that it is highly probable that a significant reversal in the amount of cumulative revenue recognised will not occur. The measurement constraint continues until the uncertainty associated with the variable consideration is subsequently resolved. Amounts received that are subject to the constraining principle are recognised as a refund liability.

There is no multiple performance obligations in a contract and the sales is recognized at the point in time of delivery goods to customers.

Specific revenue streams

The revenue recognition policies for the principal revenue streams of the Company include the following items.

Retail revenue

Revenue from sales made to retail customers who are the supermarket chain is recognised when control of the goods has transferred, being the point in time when 1) the goods have been shipped to and accepted by the retail customers (i.e., the supermarket distribution center or their local warehouses) and 2) the retail customer has full discretion over the subsequent distribution of the goods and the price at which the goods are sold. Based on the terms of the contract, at the time the goods are delivered to the retail customers, they will check the specification and quality of the products before they accept the products and therefore assume any related inventory risk (e.g., obsolescence or other loss).

On delivery of the goods to the retail customers and accepted by them, the Company recognises a receivable as this represents the point in time at which the Company’s right to consideration becomes unconditional, as only the passage of time is required before payment is due.

Wholesale revenue

Revenue from sales made to wholesale customers is recognised when control of the goods has transferred, being the point in time when 1) the goods have been shipped to the wholesaler and 2) the wholesaler has full discretion over the subsequent distribution of the goods and the price at which the goods are sold. Based on the terms of the contract, at the time the goods are shipped, the wholesaler is deemed to have accepted the products and therefore assumes any related inventory risk (e.g., obsolescence or other loss).

On delivery of the goods to the wholesaler (i.e., when they are shipped), the Company recognises a receivable as this represents the point in time at which the Company’s right to consideration becomes unconditional, as only the passage of time is required before payment is due.

With regard to related party sales, revenue is not recognized by the Company, as seller, when purchased by Energreen. The Company’s accounting policy with regards to these resales by Energreen is to only recognize the sales when Energreen Nutrition contracts to sell the product to a third party. With regard to related party sales, Energreen acts as the sales agent and the transaction is back-to-back nature which the Company only recognized the sales when Energreen Nutrition resells the product to a third party.

(d) Income Tax

The tax expense recognised in the consolidated statement of profit or loss and other comprehensive income (loss) comprises current income tax expense plus deferred tax expense.

Current tax is the amount of income taxes payable (recoverable) in respect of the taxable profit (loss) for the year and is measured at the amount expected to be paid to (recovered from) the taxation authorities, using the tax rates and laws that have been enacted or substantively enacted by the end of the reporting period. Current tax liabilities (assets) are measured at the amounts expected to be paid to (recovered from) the relevant taxation authority.

(e) Borrowing costs

Borrowing costs that are directly attributable to the acquisition, construction or production of a qualifying asset are capitalised as part of the cost of that asset.

All other borrowing costs are recognised as an expense in the period in which they are incurred.

(f) Inventories

Inventories are measured at the lower of cost and net realisable value. The cost of inventory is determined using the weighted average costs basis and is net of any rebates and discounts received. Net realisable value is estimated using the most reliable evidence available at the reporting date and inventory is written down through an obsolescence provision if necessary.

(g) Property, plant and equipment

Each class of property, plant and equipment is carried at cost or fair value less, where applicable, any accumulated depreciation and impairment.

Land and buildings

Land and buildings are measured using the cost model.

Plant and equipment

Plant and equipment are measured using the cost model.

Depreciation

Property, plant and equipment, excluding freehold land, is depreciated on a diminishing value method over the assets’ useful life to the Company, commencing when the asset is ready for use.

The depreciation rates used for each class of depreciable assets are shown below:

Depreciation
Fixed asset class	rate
Buildings	3%
Plant and Equipment	3% to 33%
Motor Vehicles	17% to 25%
Office Equipment	3% to 50%

At the end of each annual reporting period, the depreciation method, useful life and residual value of each asset is reviewed. Any revisions are accounted for prospectively as a change in estimate.

(h) Financial instruments

Financial instruments are recognised initially on the date that the Company becomes party to the contractual provisions of the instrument.

On initial recognition, all financial instruments are measured at fair value plus transaction costs (except for instruments measured at fair value through profit or loss where transaction costs are expensed as incurred).

Financial assets

All recognised financial assets are subsequently measured in their entirety at either amortised cost or fair value, depending on the classification of the financial assets.

Classification

On initial recognition, the Company classifies its financial assets into the following categories, those measured at:

●	amortised cost

●	fair value through profit or loss — FVTPL

●	fair value through other comprehensive income — equity instrument (FVOCI — equity)

●	fair value through other comprehensive income — debt investments (FVOCI — debt)

Financial assets are not reclassified subsequent to their initial recognition unless the Company changes its business model for managing financial assets.

Amortised cost

Assets measured at amortised cost are financial assets where:

●	the business model is to hold assets to collect contractual cash flows; and

●	the contractual terms give rise on specified dates to cash flows are solely payments of principal and interest on the principal amount outstanding.

The Company’s financial assets measured at amortised cost comprise trade and other receivables and cash and cash equivalents in the consolidated statement of financial position.

Subsequent to initial recognition, these assets are carried at amortised cost using the effective interest rate method less provision for impairment.

Interest income, foreign exchange gains or losses and impairment are recognised in profit or loss. Gain or loss on derecognition is recognised in profit or loss.

Financial assets through profit or loss

All financial assets not classified as measured at amortised cost or fair value through other comprehensive income as described above are measured at FVTPL.

Net gains or losses, including any interest or dividend income, are recognised in profit or loss.

Concentration of Key Customers

A substantial portion of the Company’s products are sold to its top five customers. For the year ended June 30, 2024 and 2023, 64.8% and 59.4%, respectively, of total sales by the Company were to its top five customers. The Company’s top three customers accounted for 49.4% and 46.0% of total sales for the year ended June 30, 2024 and 2023, respectively. The Company’s top five customers (and top three) for the year end June 30, 2024 and 2023, along with the total sales from each customer, are summarized in the following tables:

	Total Sales for	Outstanding Balance of Trade
	the Year Ended	Receivables as at
	30 June 2024	30 June 2024
Customer	AUD$	AUD$
Daabon Organic Australia Pty Ltd.	6,026,698	1,703,927
Costco Wholesale Australia	5,857,260	1,229,271
Energreen Nutrition Australia Pty Ltd.	4,838,204	-
Hygain NSW (Proprietary) Ltd.	3,306,466	250,845
100% Bottling Company Pty Ltd.	1,911,641	-

Customer	Total Sales for the Year Ended 30 June 2023 AUD$	Outstanding Balance of Trade Receivables as at 30 June 2023 AUD$
100% Bottling Company Pty Ltd.	5,484,307	1,446,763
Hygain NSW (Proprietary) Ltd.	4,504,121	453,344
Good Earth Oils Pty Ltd.	3,380,714	1,226,945
Pryde’s EasiFeed Pty Ltd.	2,179,696	155,412
Energreen Nutrition Australia Pty Ltd.	1,693,451	-

If the sales performance of any of the Company’s key customers declines or if they terminate their cooperation with us or start to cooperate with any of the Company’s competitors, or if there is any modification as to the sales and purchase terms entered into with any of our key customers, our business, financial condition and revenue would be seriously impacted.

Impairment of financial assets

Impairment of financial assets is recognised on an expected credit loss (ECL) basis for the following assets:

●	financial assets measured at amortised cost; and

●	debt investments measured at FVOCI.

When determining whether the credit risk of a financial asset has increased significantly since initial recognition and when estimating ECL, the Company considers reasonable and supportable information that is relevant and available without undue cost or effort. This includes both quantitative and qualitative information and analysis based on the Company’s historical experience and informed credit assessment and including forward-looking information.

The Company uses the presumption that an asset which is more than 30 days past due has seen a significant increase in credit risk.

The Company uses the presumption that a financial asset is in default when:

●	the other party is unlikely to pay its credit obligations to the Company in full, without recourse to the Company to actions such as realising security (if any is held); or

●	the financial assets is more than 90 days past due.

Credit losses are measured as the present value of the difference between the cash flows due to the Company in accordance with the contract and the cash flows expected to be received. This is applied using a probability weighted approach.

Trade receivables and contract assets

Impairment of trade receivables and contract assets have been determined using the simplified approach in IFRS 9 which uses an estimation of lifetime expected credit losses. The Company has determined the probability of non-payment of the receivable and contract assets and multiplied this by the amount of the expected loss arising from default.

The amount of the impairment is recorded in a separate allowance account with the loss being recognised in finance expense. Once the receivable is determined to be uncollectable then the gross carrying amount is written off against the associated allowance.

Where the Company renegotiates the terms of trade receivables due from certain customers, the new expected cash flows are discounted at the original effective interest rate and any resulting difference to the carrying value is recognised in profit or loss.

Other financial assets measured at amortised cost

Impairment of other financial assets measured at amortised cost are determined using the expected credit loss model in IFRS 9. On initial recognition of the asset, an estimate of the expected credit losses for the next 12 months is recognised. Where the asset has experienced significant increase in credit risk then the lifetime losses are estimated and recognised.

Financial liabilities

The Company measures all financial liabilities initially at fair value less transaction costs, subsequently financial liabilities are measured at amortised cost using the effective interest rate method.

The financial liabilities of the Company comprise trade payables, bank and other loans and lease liabilities.

(i) Impairment of non-financial assets

At the end of each reporting period the Company determines whether there is evidence of an impairment indicator for non-financial assets.

Where an indicator exists and regardless of goodwill, indefinite life intangible assets and intangible assets not yet available for use, the recoverable amount of the asset is estimated.

Where assets do not operate independently of other assets, the recoverable amount of the relevant cash-generating unit (CGU) is estimated.

The recoverable amount of an asset or CGU is the higher of the fair value, less costs of disposal and the value in use. Value in use is the present value of the future cash flows expected to be derived from an asset or cash-generating unit.

Where the recoverable amount is less than the carrying amount, an impairment loss is recognised in profit or loss.

Reversal indicators are considered in subsequent periods for all assets which have suffered an impairment loss, except for goodwill.

(j) Intangible assets

Goodwill

Goodwill is carried at cost less accumulated impairment losses.

The value of goodwill recognised on the acquisition of each subsidiary in which the Company holds less than 100% interest will depend on the method adopted in measuring the aforementioned non-controlling interest. The Company can elect to measure the non-controlling interest in the acquiree either at fair value (full goodwill method’) or at the non-controlling interest’s proportionate share of the subsidiary’s identifiable net assets (proportionate interest method’). The Company determines which method to adopt for each acquisition.

Under the ‘full goodwill method’, the fair values of the non-controlling interests are determined using valuation techniques which make the maximum use of market information where available.

Goodwill on acquisitions of subsidiaries is included in intangible assets. Goodwill on acquisition of associates is included in investments in associates.

Goodwill is not amortised but is tested for impairment annually at the end of financial year and is allocated to the Company’s cash generating units or groups of cash generating units, which represent the lowest level at which goodwill is monitored but where such a level is not larger than an operating segment. Gains and losses on the disposal of an entity include the carrying amount of goodwill related to the entity sold.

(k) Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and short-term investments which are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

(l) Employee benefits

Provision is made for the Company’s liability for employee benefits arising from services rendered by employees to the end of the reporting period. Employee benefits that are expected to be wholly settled within one year have been measured at the amounts expected to be paid when the liability is settled. Employee benefits expected to be settled more than one year after the end of the reporting period have been measured at the present value of the estimated future cash outflows to be made for those benefits. In determining the liability, consideration is given to employee wage increases and the probability that the employee may satisfy vesting requirements. Cashflows are discounted using market yields on high quality corporate bond rates incorporating bonds rated AAA or AA by credit agencies, with terms to maturity that match the expected timing of cashflows. Changes in the measurement of the liability are recognised in profit or loss.

(m) Provisions

Provisions are recognised when the Company has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result, and that outflow can be reliably measured.

Provisions are measured at the present value of management’s best estimate of the outflow required to settle the obligation at the end of the reporting period. The discount rate used is a pre-tax rate that reflects current market assessments of the time value of money and the risks specific to the liability. The increase in the provision due to the unwinding of the discount is taken to finance costs in the consolidated statement of profit or loss and other comprehensive income.

(n) Convertible Promissory Note

Convertible notes are presented as a financial liability in the consolidated statement of financial position. On issuance of the convertible notes, the liability is measured at fair value, and subsequently carried at amortised cost (net of transaction costs) until it is extinguished on conversion or redemption. Convertible notes are classified as current liabilities based on the expected conversion date in accordance with the convertible note’s agreements.

(o) Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to IAS 32 and IFRS 9. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 479,000 Private Warrants and 450,000 Representative’s Warrants issued in connection with its Initial Public Offering as derivative warrant liabilities in accordance with IAS 32 and IFRS 9. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of profit or loss. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

The Company accounts for its 458,720 Warrants issued in connection with the issuance of the convertible debenture as derivative warrant liabilities in accordance with IAS 32 IFRS 9. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of profit or loss.

(p) Embedded Derivatives

A derivative embedded in a hybrid contract is separated from the host and accounted for as a separate derivative if, the economic characteristics and risks are not closely related to the host, a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative, and the hybrid contract is not measured at fair value through profit or loss. Embedded derivatives are measured at fair value with changes in fair value recognised in profit or loss. Reassessment only occurs if there is either a change in the terms of the contract that significantly modifies the cash flows that would otherwise be required or a reclassification of a financial asset out of the fair value through profit or loss category.

(q) Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment.

(r) New and amended standards and interpretations

i)	New standards, amendments to published approved accounting and reporting standards and interpretations which are effective during the year

The Company has applied the following standards and amendments for the first time for its annual reporting for the period commencing 1 July 2023:

●	Definition of Accounting Estimates - amendments to IAS 8

●	International Tax Reform - Pillar Two Model Rules - amendments to IAS

●	Deferred Tax related to Assets and Liabilities arising from a Single Transaction - amendments to IAS 12

●	Disclosure of Accounting Policies - Amendments to IAS 1 and IFRS Practice Statement 2

The amendments listed above did not have any impact on the amounts recognised in prior periods and are not expected to significantly affect the current or future periods.

ii)	Standards, amendments to published standards and interpretations that are not yet effective and have not been early adopted by the Company

●	Amendments to IFRS 10 and IAS 28 - Sale or Contribution of Assets between an Investor and its Associate or Joint Venture

●	Amendments to IAS 1 - Classification of Liabilities as Current or Non-current

●	Amendments to IAS 7 and IFRS 7 - Supplier Finance Arrangements

●	Amendments to IFRS 16 - Lease Liability in a Sale and Leaseback

●	Amendments to IFRS 18 – Presentation and Disclosure in Financial Statements

The amendments listed above have been published but are not mandatory for 30 June 2024 reporting periods and have not been early adopted by the Company. These amendments are not expected to have a material impact on the entity in the current or future reporting periods and on foreseeable future transactions.

4 Critical Accounting Estimates and Judgments

The directors make estimates and judgements during the preparation of these consolidated financial statements regarding assumptions about current and future events affecting transactions and balances. These estimates and judgements are based on the best information available at the time of preparing the financial statements, however as additional information is known then the actual results may differ from the estimates. The significant estimates and judgements made have been described below.

Key estimates — provisions

As described in the accounting policies, provisions are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period. These estimates are made taking into account a range of possible outcomes and will vary as further information is obtained.

Key estimates — expected credit losses

Credit risk is the risk that a counterparty will not meet its obligations under a financial instrument or customer contract, leading to a financial loss. The Company is exposed to credit risk from its operating activities (primarily trade receivables) and from its financing activities, including deposits with banks and financial institutions, foreign exchange transactions and other financial instruments. In assessing the expected credit losses, the Company takes in account recent sales experience and historical collection rates.

Key estimates — inventory

Each item on inventory is reviewed on an annual basis to determine whether it is being carried at higher than its net realisable value. During the year, management conducts routine evaluations of its inventories to ensure that the carrying value of inventories does not exceed net realizable value (“NRV”). NRV is based on the estimated selling price of inventories less, estimated costs of completion. If the carrying value of inventories exceeds NRV, the surplus is recognized within Cost of sales, writing down the value of inventories to establish a new cost basis. Management conducts routine analyses to determine if estimates (e.g., estimated selling prices and estimated costs) used in the NRV calculation require changes and if additional impairment adjustments to inventories are required.

Key estimates - impairment of non-financial assets

The Company assesses impairment of all assets (including intangible assets) at each reporting date by evaluating conditions specific to the Company and to the particular asset that may lead to impairment. These include product, technology, economic and political environments and future product expectations. If an impairment trigger exists the recoverable amount of the asset is determined. Given the current uncertain economic environment management considered that the indicators of impairment were significant enough and as such these assets have been tested for impairment in this financial period. Refer to Note 3(h) for details regarding the method and assumptions used.

Key estimates - fair value of derivative financial instruments

The fair values of derivative financial instruments that are not quoted in active markets are determined by using valuation techniques. Valuation techniques used include discounted cash flows analysis and models with built-in functions available in externally acquired financial analysis or risk management systems widely used by the industry such as option pricing models. To the extent practical, the models use observable data. In addition, valuation adjustments may be adopted if factors such as credit risk are not considered in the valuation models. Management judgement and estimates are required for the selection of appropriate valuation parameters, assumptions and modelling techniques.

5 Cash and Cash Equivalents

	2024	2023
	AUD$	AUD$
Cash at bank and in hand	514,140	121,273
Total cash and cash equivalents	514,140	121,273

6 Trade and Other Receivables

	2024	2023
	AUD$	AUD$
		Restated
CURRENT
Related party receivable	-	1,226,945
Trade receivables, net (1)	4,470,101	3,210,308
Total current trade and other receivables	4,470,101	4,437,253

(1)	Trade receivables are presented net of an allowance of AUD$138,000 and AUD$380,604 at June 30, 2024 and 2023, respectively.

The carrying value of trade receivables is considered a reasonable approximation of fair value due to the short-term nature of the balances.

The maximum exposure to credit risk at the reporting date is the fair value of each class of receivable in the financial statements.

Expected credit loss for the years ended June 30, 2024 and 2023 was AUD$138,000 and AUD$380,604, respectively.

The table below presents the expected credit losses on trade receivables for the year ended June 30, 2024:

	Current sales	[30] days	[60] days	[90] days	Total
Balance as at reporting date	$1,937,078	$704,576	$1,047,911	$918,534	$4,608,099
Expected loss rate	0.75%	2.27%	4.86%	6.16%
ECL allowance	$14,520	$15,995	$50,935	$56,550	$138,000

7 Inventories

Write downs of inventories to net realisable value during the year were $ NIL (2023: $ NIL).

	2024	2023
	AUD$	AUD$
		Restated
CURRENT
Raw materials and consumables	5,678,351	961,223
Finished Goods	466,787	8440
Consumables	57,022	50,806
Total inventories	6,202,160	1,020,469

8 Property, plant and equipment

	2024	2023
	AUD$	AUD$
		Restated
LAND AND BUILDINGS
Freehold land
At cost	312,377	312,377
Total Land	312,377	312,377
Buildings
At cost	5,490,655	5,490,655
Accumulated depreciation	(1,155,138)	(1,017,872)
Total buildings	4,335,517	4,472,783
Total land and buildings	4,647,894	4,785,160
PLANT AND EQUIPMENT
Plant and equipment
At cost	13,118,595	8,731,976
Accumulated depreciation	(3,200,732)	(2,988,963)
Total plant and equipment	9,917,863	5,743,013
Motor vehicles
At cost	84,136	45,845
Accumulated depreciation	(45,354)	(45,845)
Total motor vehicles	38,782	-
Office equipment
At cost	58,890	52,211
Accumulated depreciation	(45,916)	(37,792)
Total office equipment	12,974	14,419
Total plant and equipment	9,969,619	5,757,432
Total property, plant and equipment	14,617,513	10,542,592

(a)	Movements in carrying amounts of property, plant and equipment

Movement in the carrying amounts for each class of property, plant and equipment between the beginning and the end of the current financial year:

	Land	Buildings	Plant and Equipment	Motor Vehicles	Office Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Year ended 30 June 2024
Balance at the beginning of the year	312,377	4,472,783	5,743,013	-	14,419	10,542,592
Additions	-	-	4,432,465	38,291	6,679	4,477,435
Reclassification	-	-	(8,094)	9,840	(1,746)	-
Depreciation expense	-	(137,266)	(249,521)	(9,349)	(6,378)	(402,514)
Balance at the end of the year	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513

			Plant and	Motor	Office
	Land	Buildings	Equipment	Vehicles	Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Year ended 30 June 2023
Balance at the beginning of the year, (Restated)	312,377	4,843,125	2,719,144	8,431	19,371	7,902,448
Additions	-	-	3,109,422	-	6,569	3,115,991
Reclassification	-	(233,076)	228,086	5,359	(369)	-
Depreciation expense	-	(137,266)	(313,639)	(13,790)	(11,152)	(475847)
Balance at the end of the year	312,377	4,472,783	5,743,013	-	14,419	10,542,592

9 Intangible Assets

	2024	2023
	AUD$	AUD$
Goodwill (Cost model)	2,582,495	2,582,495
Total Intangible assets	2,582,495	2,582,495

10 Other non-financial assets

	2024	2023
	AUD$	AUD$
		Restated
CURRENT
Prepayments of seed assets	-	3,672,697

Tax prepayment	-	253,760
Other current assets	201,830	299,555
Total non-financial assets	201,830	553,315

	2024	2023
	AUD$	AUD$
NON-CURRENT
Prepayment of equipment	429,841	-

Prepayment of seed purchase is the upfront payment for purchasing canola seed for the next six months, it accounts for 6,000 tonnage of canola seed held by the third-party suppliers and will be transferred to the Company in a less than six month period.

11 Trade and Other Payables

	2024	2023
	AUD$	AUD$
		Restated
CURRENT
Related parties - payable	589,166	4,936,423
Trade payables	9,866,518	1,776,345
Total trade and other payables	10,455,684	6,712,768

Trade and other payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying value of trade and other payables is considered a reasonable approximation of fair value due to the short-term nature of the balances. The increase in trade payables from yearend 2024 over 2023 is attributable to the post-closing of the business combination through which the Company inherited approximately $5.9 million in accounts payable to various service providers including investor banker, legal counsels, auditor and accounting advisor.

12 Borrowings

Secured bank loan

The Company obtained an AUD$14 million bank facility to fund the expansion of the Cootamundra facility. The Company has deployed the AUD$14 million bank facility as follows: (i) AUD$4 million was allocated for equipment finance, (ii) AUD$8 million for working capital to purchase canola seed with max trade advance tenor of 120 days with BBSY plus 1.5% margin rate per annum, and (iii) AUD$2 million for interest only loan over three years with interest rate of variable base rate minus a margin of 3.48% per annum for business growth and working capital related to the crushing plant’s expansion.

On February 14, 2024, the Company issued a note for an equipment loan to the Commonwealth Bank of Australia in an aggregate principal amount of AUD$4,000,000 (the “Secured Bank Loan”). The note has a term of 60 months and a variable interest rate of 7.95%. The Secured Bank loan is payable in twenty (20) quarterly payments of AUD$244,643, commencing on May 19, 2024. Commonwealth Bank of Australia, as senior lender, has a total of $2 million secured by first mortgages over the Company’s freehold land and buildings. The financial assets pledged as collateral represent a floating charge and cannot be disposed of without the consent of the financier.

Convertible Note

In connection with the closing of the Business Combination, the Company closed the private placement, pursuant to the private offering rules under the Securities Act of 1933, as amended (the “Securities Act”), of the Arena Warrants and Debentures pursuant to the Securities Purchase Agreement dated August 23, 2023 between the Company, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP (the “PIPE Investors”) and executed the Arena Transaction Documents including the 10% Original Issue Discount Secured Convertible Debenture, the Arena Warrant, the Registration Rights Agreement and related documents.

On February 29, 2024, the Company entered into Amendment No.3 to the Securities Purchase Agreement for the purchase and sale of Debentures and Warrants as described below

On the First Closing Date, the Company agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Company, a 10% original issue discount secured convertible debenture issued by the Company in the amount of the First Closing Principal Amount of USD $2,222,222 (the “First Closing Debenture”). The First Closing Debenture shall mature on the date that is eighteen (18) months from the First Closing Date. At the first Closing, in consideration for the issuance by the Company to the Purchaser of the First Closing Debenture, the Purchaser shall pay to the Company an amount equal to the sum of (A) USD$2,000,000 minus (B) the First Closing Reserve Amount (such amount, the “First Closing Subscription Amount”) (i.e., USD $1,000,000), minus applicable legal fees and expenses of the Purchaser to be reimbursed to the Purchaser. The Purchaser shall hold the First Closing Reserve Amount (i.e., USD$1,000,000) in reserve at the first Closing and, from time to time during the period beginning from the first Closing until the earlier to occur of (A) the maturity date of the First Closing Debenture and (B) the payment by the Purchaser to the Company of First Closing Reserve Advances in the aggregate amount of the First Closing Reserve Amount, upon the conversion by the Purchaser of portions of the outstanding principal amount of the First Closing Debenture in the amounts set forth in the schedule below, the Purchaser shall, within five (5) Business Days following the date the Underlying Shares resulting from the applicable conversion are delivered to the Purchaser in accordance with the terms of the First Closing Debenture, release and pay to the Company a portion of the First Closing Reserve Amount in the amount of USD$200,000 (each, a “First Closing Reserve Advance”, and collectively, the “First Closing Reserve Advances”):

(A) an initial First Closing Reserve Advance shall be released upon the conversion of USD$622,222 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$1,600,000);

(B) a further First Closing Reserve Advance shall be released upon the conversion of USD$400,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$1,200,000);

(C) a further First Closing Reserve Advance shall be released upon the conversion of USD$400,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$800,000);

(D) a further First Closing Reserve Advance shall be released upon the conversion of USD$400,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$400,000); and

(E) a further First Closing Reserve Advance shall be released upon the conversion of USD$400,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$0).

The obligation of the Purchaser to make First Closing Reserve Advances to the Company (a) shall expire at the maturity date of the First Closing Debenture regardless of whether the Purchaser has made First Closing Reserve Advances in the aggregate amount of the First Closing Reserve Amount to the Company as of such date; provided further, for the avoidance of doubt and notwithstanding anything to the contrary set forth herein, the original principal amount of the First Closing Debenture shall be the First Closing Principal Amount (i.e., USD$2,222,222), however, if the aggregate amount of First Closing Reserve Advances made by the Purchaser to the Company on or prior to the maturity date of the First Closing Debenture is less than the First Closing Reserve Amount, then, effective as of the maturity date of the First Closing Debenture, the original principal amount of the First Closing Debenture shall be reduced by an amount equal to the sum of (A) USD$1,000,0000 minus (B) the aggregate amount of First Closing Reserve Advances made by the Purchaser to the Company on or prior to the maturity date of the First Closing Debenture.

On the Second Closing Date, the Company agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Company, a 10% original issue discount secured convertible debenture issued by the Company in the amount of the Second Closing Principal Amount of USD$2,777,777 (the “Second Closing Debenture”), and on the Third Closing Date, the Company agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Company, a 10% original issue discount secured convertible debenture issued by the Company in the amount of the Third Closing Principal Amount of USD$2,777,777 (the “Third Closing Debenture”, and together with the First Closing Debenture and the Second Closing Debenture, each as the same may be amended, amended and restated or otherwise modified from time to time, a “Debenture”, and collectively, the “Debentures”). The Second Closing Debenture and the Third Closing Debenture shall mature on the date that is eighteen (18) months from the First Closing Date.”

Sponsor Escrow Amount

As an additional condition precedent to the Purchaser’s obligation to consummate the first Closing, on or prior to the First Closing Date, the Company shall cause the Sponsor to fund USD$1,000,000 in immediately available funds (the “Sponsor Escrow Amount”) into an escrow account designated by the Purchaser subject to an escrow agreement in form and substance satisfactory to the Purchaser by and among the Purchaser, the Sponsor and the Sponsor Escrow Agent (the “Sponsor Escrow Agreement”), which Sponsor Escrow Agreement shall provide, among other things, that (i) the Sponsor Escrow Agent may not disburse any portion of the Sponsor Escrow Amount from the escrow account unless directed to do so by written notice from the Purchaser to the Sponsor Escrow Agent, (ii) upon the occurrence of an Event of Default (as defined in the First Closing Debenture), the Purchaser may send notice to the Sponsor Escrow Agent to disburse 100% of the funds then held in the escrow account to the Purchaser, and upon receipt of such notice the Sponsor Escrow Agent shall disburse 100% of the funds then held in the escrow account to the Purchaser for the account of the Purchaser, to be applied towards the obligations of the Company then owing to the Purchaser under the Transaction Documents; and (iii) from time to time during the period beginning from the first Closing until the earlier to occur of an (A) Event of Default (as defined in the First Closing Debenture), (B) the satisfaction of all of the Company’s obligations under the First Closing Debenture on or before the maturity date of the First Closing Debenture, and (C) the date 100% of the Sponsor Escrow Amount has been disbursed from the escrow account, upon the conversion by the Purchaser of portions of the outstanding principal amount of the First Closing Debenture in the amounts set forth in the schedule below, the Purchaser shall, within five (5) Business Days following the date the Underlying Shares resulting from the applicable conversion are delivered to the Purchaser in accordance with the terms of the First Closing Debenture, send written notice to the Sponsor Escrow Agent to disburse to the Sponsor a portion of the Sponsor Escrow Amount in the amount of USD$200,000 (each a “Sponsor Disbursement” and collectively, the “Sponsor Disbursements”):

(A) an initial Sponsor Disbursement shall be released upon the conversion of USD$1,422,222 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$800,000);

(B) a further Sponsor Disbursement shall be released upon the conversion of USD$200,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$600,000);

(C) a further Sponsor Disbursement shall be released upon the conversion of USD$200,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$400,000);

(D) a further Sponsor Disbursement shall be released upon the conversion of USD$200,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$200,000); and

(E) a further Sponsor Disbursement shall be released upon the conversion of USD$200,000 of the outstanding principal amount of the First Closing Debenture (such that following such conversion, the outstanding principal amount of the First Closing Debenture is USD$0).”

Warrants

As additional consideration for the Purchaser’s purchase of Debentures, the Company shall issue to the Purchaser, simultaneously with the issuance of each Debenture purchased by the Purchaser from the Company on the applicable Closing Date, a warrant to purchase the Company’s Ordinary Shares (each, as the same may be amended, amended and restated or otherwise modified from time to time, a “Warrant”, and collectively, the “Warrants”). Each such Warrant shall, among other things, (i) provide for the purchase by the Purchaser of a number of Ordinary Shares (the “Warrant Shares”) equal to 25% of the total principal amount of the related Debenture purchased by the Purchaser on the applicable Closing Date hereunder divided by 92.5% of the average of the three (3) lowest daily VWAP of the Ordinary Shares for the ten (10) consecutive Trading Day period ended on the last Trading Day immediately preceding such Closing Date, subject to adjustment upon the occurrence of certain events as set forth in such Warrant and be exercisable at the Exercise Price. (Note 14)

Closings

There may be up to three (3) Closings until such time as the earlier to occur of (1) subscriptions for the sale of the Debentures hereunder in an aggregate principal amount equal to the Aggregate Subscription Amount are funded by the Purchaser and (2) the termination of the Agreement.

Penny Warrants

The Company agrees that in the event that (i) the Company fails to transfer all of Energreen’s equity interests in CQ Oilseeds to the Company such that CQ Oilseeds becomes a wholly-owned subsidiary of the Company on or prior to the development and construction of CQ Oilseeds Facility (the “Facility”) so that the Facility may be occupied and utilized for its intended use and the first 100 pounds of oil seeds are processed by the Facility (the “Substantial Completion Date”), (ii) the Company fails to achieve the transfer of the Australian Crushing Plant Lease from Energreen to CQ Oilseeds on or prior to the Substantial Completion Date, (iii) CQ Oilseeds fails to grant to the Purchaser a first priority security interest in all of its assets, free and clear of all other liens and encumbrances other than the first priority security interest of the Purchaser pursuant to Australian Oilseeds General Security Deed and the Australian Leasehold Mortgage on or prior to the Substantial Completion Date, and/or (iv) any of CQ Oilseeds, Energreen, or the Company fails to comply with, or breaches any of the covenants in any Transaction Document, then (i) the Company shall issue to the Purchaser a warrant to purchase ten million (10,000,000) Ordinary Shares (the “Penny Warrants”) at an exercise price of USD$0.01 per Ordinary Share. (Note 14)

The following table summarizes outstanding borrowings as of June 30, 2024 and 2023:

	2024			2023
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Secured bank loans (1)	$978,574	$5,051,910	$6,030,484	$396,881	$2,078,570	$2,475,451

Convertible note, net of debt discount	$1,181,953	$-	$1,181,953	$-	$-	$-
Total	$2,160,527	$5,051,910	$7,212,437	$396,881	$2,078,570	$2,475,451

(1)	Includes $3,878,833 outstanding on the equipment finance secured bank loan and $2,151,651 outstanding on the interest only secured bank loan as of June 30, 2024. There was no balance outstanding on the working capital secured bank loan as of June 30, 2024 and 2023.

The following table summarizes the outstanding Convertible Note as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	AUD$	AUD$
Principal value of Convertible Note	$1,874,574	$-
Debt discount(1), net of amortization	(692,621)	-
Convertible Note	$1,181,953	$-

(1)	The debt discount includes the following and is being amortized over 18 months:

AUD$
10% OID	$340,832
Fair value of Ordinary share Warrants	117,193
Fair value of Penny Warrants	218,107
Equity component	140,495
Total debt discount	$816,627
Less: amortization	(124,006)
Debt discount at June 30, 2024	$692,621

The future payments of the equipment finance secured bank loan as of June 30, 2024 were as follows:

Calendar year	AUD$
Remainder of 2024	$489,287
2025	978,573
2026	978,573
2027	978,573
2028	978,573
2029	244,643
Total payments outstanding	4,648,222
Less: accrued interest	(769,389)
Total equipment finance secured loan outstanding	3,878,833

13 Issued Capital

Following the Business Combination, the Company has authorized 555,000,000 shares including 500,000,000 Class A Ordinary Shares, 50,000,000 Class B Ordinary Shares, and 5,000,000 Preference Shares, each of par value $0.0001 per share. In addition, the Company has three classes of warrants (i.e., Public Warrants, Private Warrants and PIPE Warrants) issued and outstanding.

	30 June 2024		30 June 2023
	Number	Share	Number	Share
	of shares	capital	of shares	capital
Issuance of shares to AOI shareholders	18,646,643	2,860	18,646,643	2,860
Issuance of shares to SPAC shareholders	124,768	19	-	-
Issuance of shares to SPAC Founders	2,666,900	409	-	-
Conversion of convertible notes	150,000	23	-	-
Issuance of shares in exchange for advisory services	694,391	107
Conversion of rights	941,400	144	-	-
	23,224,102	3,562	18,646,643	2,860

Share premium:

	30 June 2024	30 June 2023
	Share Premium	Share Premium
Issuance of shares to AOI shareholders	2,579,627	2,579,627
Issuance of shares to SPAC shareholders	3,024,191	-
Issuance of shares to SPAC Founders	(5,791,835)	-
Conversion of convertible notes	2,300,590	-
Issuance of shares in exchange for advisory services	(107)	-
Conversion of rights	(144)	-
Issuance of convertible note – equity component	140,495	-
Recapitalization costs	16,126,854	-
	18,379,671	2,579,627
Less:
Costs attributable to the issuance of shares in connection with the business combination	(1,315,013)	-
	17,064,658	2,579,627

14 Warrants

The Company accounts for the Public warrants, the Private Placement warrants, the Representative warrants, the Penny warrants, and the Arena Ordinary share warrants in accordance with the guidance contained in IAS 32 and IFRS 9 under which the Public warrants meet the criteria for equity treatment and are recorded as equity due to the settlement provision in the warrant agreement. In accordance with IAS 32 and IFRS 9, the Private Placement warrants, Representative warrants, the Penny warrants and Arena Ordinary share warrants (collectively the “Warrants”) are initially required to be classified as liability instruments in its entirety; therefore, the Warrants are required to be measured at fair value at each reporting period with changes in fair value recorded within earnings.

The following table presents the warrants outstanding and exercisable on June 30, 2024:

Public warrants	9,000,000
Private Placement warrants	479,000
Representative warrants	450,000
Arena Ordinary share warrants	458,720
Total warrants	10,387,720

As of June 30, 2023, the Company did not have any warrants issued.

Public, Private, and Representative Warrants

As part of EDOC’s IPO, EDOC issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s ordinary shares at an exercise price of USD$11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, EDOC completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s ordinary shares at USD$11.50 per share. Additionally, the Company issued to the underwriters a warrant (“Representative’s Warrant) to purchase up to 450,000 Class A ordinary shares stock at an exercise price of USD$11.50 per share.

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

The Company may call the warrants for redemption (excluding the private warrants, and any outstanding Representative’s Warrants, and any warrants underlying units issued to the Sponsor, initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of USD$0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

Arena Ordinary Share Warrants

In connection with the closing of the Business Combination, the Company closed the private placement, pursuant to the private offering rules under the Securities Act of 1933, as amended (the “Securities Act”), of the Arena Warrants and Debentures pursuant to the Securities Purchase Agreement dated August 23, 2023 between the Company, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP (the “PIPE Investors”) and executed the Arena Transaction Documents including the 10% Original Issue Discount Secured Convertible Debenture, the Arena Warrant, the Registration Rights Agreement and related documents. The Ordinary Shares pursuant to the Arena Warrants grant the PIPE Investors the right to purchase the number of Ordinary Shares underlying the Warrants equal to 25% of the total principal amount of the related Debenture purchased by the PIPE Investor on the applicable closing date divided by 92.5% of the average of the three (3) lowest daily VWAP of the Ordinary Shares for the ten (10) consecutive trading day period ended on the last trading day immediately preceding such closing date, subject to adjustment upon the occurrence of certain events as set forth in such Arena Warrant be exercisable at the exercise price set forth in the Arena Warrants, as may be adjusted pursuant to the terms of the Arena Warrants.

Penny Warrants

In connection with the Amendment No. 3 to the Securities Purchase Agreement the Company agrees that in the event that (w) the Company fails to achieve the transfer of all of Energreen’s equity interests in CQ Oilseeds to the Company such that CQ Oilseeds becomes a wholly-owned subsidiary of the Company on or prior to the Substantial Completion Date, (x) the Company fails to achieve the transfer of the Australian Crushing Plant Lease from Energreen to CQ Oilseeds on or prior to the Substantial Completion Date, (y) CQ Oilseeds fails to grant to the Purchaser a first priority security interest in all of its assets, free and clear of all other liens and encumbrances other than the first priority security interests of the Purchaser pursuant to the Australian CQ Oilseeds General Security Deed and the Australian Leasehold Mortgage on or prior to the Substantial Completion Date, on or prior to the Substantial Completion Date, and/or (z) any of CQ Oilseeds, Energreen, the Company or the Company fails to comply with, or breaches any of the covenants in any Transaction Document, then (i) the Company shall issue to the Purchaser a warrant to purchase ten million (10,000,000) Ordinary Shares at an exercise price of USD$0.01 per Ordinary Share (as the same may be amended, amended and restated or otherwise modified from time to time, a “Penny Warrant”) and (ii) the Company shall enter into a Registration Rights Agreement with the Purchaser providing registration rights with respect to the Underlying Shares issuable under the Penny Warrant with terms substantially similar to the terms provided in the First Registration Rights Agreement. The Penny Warrant shall, among other things, (i) provide for the purchase by the Purchaser of ten million (10,000,000) Ordinary Shares (the “Penny Warrant Shares”), subject to adjustment upon the occurrence of certain events as set forth in such Penny Warrant; (ii) be exercisable at a price of USD$0.01 per Ordinary Share; and (iii) be substantially in the form of Exhibit C attached hereto. The Company and AOI agree that, from time to time, upon written notice from the Purchaser, the Company shall provide and cause their Subsidiaries to provide the Purchaser with any information and documentation related to the progress of the construction of the CQ Oilseeds Facility as the Purchaser may request in its discretion.

15 Lease liabilities and right-of-use assets

The Company’s leases include rental of a solar power system and plant space.

Lease liabilities are secured by the related leased assets.

Solar power system lease

The solar power system lease has a term commencing on October 31, 2015 through December 31, 2023.

Land lease

The Company leases land in Cootamundra, Australia, where the oilseed processing plant and ancillary buildings accommodating the equipment and facilities are located. The Cootamundra land lease has a term commencing on January 1, 2023 through December 31, 2025.

Balances of the right-of use assets and lease liabilities are set forth on the accompanying statement of financial position.

The following table shows the remaining contractual maturities of the Company’s lease liabilities and the right-of-use assets as of June 30, 2024 and 2023:

Right-of-use assets	2024	2023
		Restated
At cost	$1,347,718	$1,347,718
Less accumulated amortisation	(403,298)	(307,245)
Total	$944,420	$1,040,472

	2024	2023
		Restated
Lease liabilities
Within 1 year (Current)	$89,109	$82,386
After 1 year but within 2 years	80,750	92,405
After 2 years but within 5 years	224,930	227,744
After 5 years	573,667	651,603
Non-current	879,347	971,752
Total	$968,456	$1,054,138

16 Revenue

The Company derives its revenue principally from wholesale and retail sales of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company derives revenue from the transfer of goods at a point in time. The table below shows the Company’s revenue disaggregated by product type.

	Year Ended June 30,
	2024	2023
		Restated
Wholesale oils	$11,481,072	$20,451,942
Hype protein meals	9,175,505	5,577,709
Toll crushing service	222,095	2,156,827
Seeds	-	664,000
Other sales	291,351	198,867
Retail oils	12,557,199	-
Total revenues	$33,727,222	$29,049,345

17 Cost of Sales

	Year Ended June 30,
	2024	2023
		Restated
Cost of finished goods	$5,273,627	$-
Cost of material	17,432,898	18,710,436
Direct labor	1,917,665	2,154,793
Freight and storage	2,112,109	1,615,464
Depreciation	481,093	547,454
Occupancy costs	341,790	415,436
Repairs and maintenance	251,600	619,020
Total cost of sales	$27,810,782	$24,062,603

18 General and administrative expenses

	Year Ended June 30,
	2024	2023
		Restated
Professional fees	$973,482	$1,094,500
Employee costs	428,715	179,301
Insurance	492,676	152,911
Other expenses	546,879	265,908
Management fee	312,000	252,000
Expected credit losses	264,798	380,604
Travel expenses	112,291	39,290
Depreciation	17,473	24,444
Technology costs	17,187	42,784
Occupancy costs	43,990	12,298
Security	9,266	18,280
Utilities	6,086	5,112
Total general and administrative expenses	$3,224,843	$2,467,432

19 Selling and marketing expenses

	Year Ended June 30,
	2024	2023

Professional fees	$327,309	$-
Advertising and marketing expenses	85,227	-
Total selling and marketing expenses	$412,536	$-

20 Other Income

	Year Ended June 30,
	2024	2023

Gain on forgiveness of payables (1)	$670,782	$-
Other income	37,129	48,273
Total other income	$707,911	$48,273

(1)	Includes forgiveness of legal fees of AUD$383,425 (Note 31), printer fees of $AUD126,482, and consultant fees of AUD$160,875.

21 Key management personnel compensation

Key management personnel remuneration included within employee expenses for the year is shown below:

	2024	2023
	AUD$	AUD$
Short-term employee benefits	236,154	134,407
Post-employment benefits	27,158	13,441
	263,312	147,848

22 Interests in Associates

Set out below are the associates and joint ventures of the Company as of 30 June 2024 and 2023 which, in the opinion of the directors, are material to the Company. The entities listed below have share capital consisting solely of ordinary shares, which are held directly by the Company. The country of incorporation or registration is also their principal place of business, and the proportion of ownership interest is the same as the proportion of voting rights held.

	Principal place of	Percentage	Percentage
	business/Country of	Owned (%) *	Owned (%) *
	Incorporation	2024	2023
Name of entity:
Good Earth Oils Pty Ltd	Australia	100	50

*	The percentage of ownership interest held is equivalent to the percentage voting rights for all subsidiaries

Good Earth Oils Pty Ltd.,

Good Earth Oils Pty Ltd is a sales and marketing company who promote editable oils to Australian local market through local supermarket retail chains. Its product range branding canola oils and vegetable oils under its unique branding “Cold Pressed No GMO” mostly sourced from the company group. The Company was acquired in July 2023.

23 Finance Expenses

	2024	2023
	AUD$	AUD$
Amortization of debt discount	124,006	-
Interest expense	711,807	612,735
Total finance expenses	835,813	612,735

24 Income Tax Expense

	2024	2023
	AUD$	AUD$
Current taxes	347,691	109,878
Deferred tax expense (benefit)	(34,270)	-
Income tax expense	313,421	109,878

(a)	Reconciliation of income tax to accounting profit:

	2024	2023
	AUD$	AUD$
(Loss)/Net Profit before Tax	(20,917,260)	1,954,848
Tax	25%	25%
	(5,229,315)	488,712
Less:
Tax offset of Research & Development incentive	-	115,960
Tax adjustment of transaction cost to be amortized over the time	(5,584,202)	-
Recoupment of prior year tax losses not previously brought to account	41,466	262,874
Income tax expense	313,421	109,878

25 Earnings per share

(a)	Basic earnings per share

	2024	2023
	AUD$	AUD$
Total basic (loss) earnings per share attributable to the ordinary equity holders of the company	(1.07)	0.10

(b)	Diluted earnings per share

	2024	2023
	AUD$	AUD$
Total diluted (loss) earnings per share attributable to the ordinary equity holders of the company	(1.07)	0.10

(c)	Weighted average number of shares used as the denominator

	2024	2023
Weighted average number of ordinary shares used as the denominator in calculating basic earnings per share	19,900,741	18,646,643
Adjustments for calculation of diluted earnings per share:	-	-
Amounts uncalled on partly paid shares and calls in arrears	-	-
Options	-	-
Deferred shares	-	-
Convertible notes	-	-
Weighted average number of ordinary shares and potential ordinary shares used as the denominator in calculating diluted earnings per share	19,900,741	18,646,643

26 Cash Flow Information

(a)	Reconciliation of cash

Cash at the end of the financial year as shown in the consolidated statement of cash flows is reconciled to items in the consolidated statement of financial position as follows:

	2024	2023
	AUD$	AUD$
Cash and cash equivalents	514,140	121,273

(b)	Reconciliation of result for the year to cashflows from operating activities

Reconciliation of net income to net cash provided by operating activities:

Reconciliation of net income to net cash provided by operating activities:

(Loss) Profit for the year	(21,230,681)	1,844,970
Non-cash flows in profit:
– gain on forgiveness of payables	(670,782)
– depreciation	498,566	571,899
– Recapitalization expense	16,301,915	-
– change in fair value of warrants	(141,874)	-
Changes in assets and liabilities:
– (increase)/decrease in trade and other receivables	(32,848)	(884,401)
– (increase)/decrease in prepayment of seed purchase	3,672,697	(2,593,941)
– (increase)/decrease in other assets	351,485	(1,174,503)
– (increase)/decrease in inventories	(5,181,691)	112,917
– increase/(decrease) in trade and other payables (1)	3,742,915	2,778,396
– increase/(decrease) in provisions	505,368	34,459
Cash flows from operations	(2,184,930)	689,796

(1)	Included in this balance is a noncash amount related to recapitalization costs of $5,163,951

Non-cash investing and financing activities were as follows:

	2024	2023
Acquisition of ROU assets and lease liabilities	-	275,953
Purchases of property, plant and equipment in trade payables	877,967	64,011
Accrued expenses and warrant liabilities assumed upon closing of the merger with EDOC	5,938,467	-
Promissory note – related party assumed upon closing of the merger with EDOC	1,216,928	-

27 Related Parties

(a) The Company’s main related parties are as follows:

Key management personnel — refer to Note 19.

Associates — refer to Note 20.

Other related parties include close family members of key management personnel and entities that are controlled or significantly influenced by those key management personnel or their close family members and American Physicians, LLC, shareholders from the Sponsor of EDOC.

(b) Transactions with related parties

The following transactions occurred with related parties:

For the years ending June 30, 2024 and 2023 a related party loan is owed to JSKS Enterprises Pty Ltd., which is the trustee of Gary Seaton Family Trust, and interest rate charge is 6% per annum. to be repaid within 12 months after the year end, and the remaining principal shall be repaid more than 12 months after the year end.

For the years ended June 30, 2024 and 2023 a related party loan is owed to Energreen Nutrition Australia Pty Ltd., which is controlled by Gary Seaton, and interest rate charge is 6% per annum and expected to be repaid in full within 12 months after the year end.

For the years ended June 30, 2024 and 2023, the remaining related party loan relates to an interest free loan owed to CQ Oilseeds Pty Ltd.

	Purchases of Seed for the Year Ended 30 June 2024	Sales of Meals for the Year Ended 30 June 2024	Management Fee for the Year Ended 30 June 2024
	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	12,651,382	4,838,204	312,000
Soon Soon Oilmills Sdn Bhd. *	-	2,234	-
Sunmania Pty Ltd.	104,000	-	-

*	Gary Seaton has a 20% share of Soon Soon Oilmills Sdn Bhd.

	Purchases of Seed for the Year Ended 30 June 2023	Sales of Oil and Meals for the Year Ended 30 June 2023	Management Fee for the Year Ended 30 June 2023
	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	13,942,332	1,693,451	312,000
Good Earths Oils	-	3,390,714	-
Sunmania Pty Ltd.	104,000	-	-

(a) Loans to/from related parties

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 30 June 2024.

	Balance
	as of 30 June 2024
	Current	Non-current		Total
	AUD$	AUD$		AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	3,863,250	-		3,863,250
JSKS Enterprises Pty Ltd. Loan	100,925	4,431,136	(1)	4,532,061
CQ Oilseeds Pty Ltd. loan		59,371		59,371
Sunmania Pty Ltd loan	152,000	40,000		192,000
Less: Origin Food loan receivable	(4,514)	-		(4,514)
Total due to related parties	4,111,661	4,530,507		8,642,168

American Physicians LLC promissory note (2)	968,216	273,676		1,241,892

Energreen Nutrition Australia Pty Ltd. accounts payable	589,166	-		636,149

(1)	Includes $1,164,860 of accrued interest.

(2)	Includes $24,964 of accrued interest.

	Balance
	as of 30 June 2023
	Current	Non-current		Total principal
	AUD$	AUD$		AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	1,948,630	-		1,948,630
Good Earth Oils Pty Ltd. loan	200,000	-		200,000
JSKS Enterprises Pty Ltd. Loan	980,005	2,853,929	(1)	3.833.934
CQ Oilseeds Pty Ltd. loan	59,371	-		59,371
Sunmania Pty Ltd loan	-	20,000		20,000
Total due to related parties	3,188,006	2,873,929		6,061,935

Good Earth Oils Pty Ltd. accounts payable	525,000	-		525,000
Energreen Nutrition Australia Pty Ltd. accounts payable	4,411,423	-		4,411,423
Due from related parties
Good Earth Oils Pty Ltd. accounts receivable	1,226,945	-		1,226,945

(1)	Includes $1,004,319 of accrued interest.

Interest paid to Energreen Nutrition Australia Pty Ltd. was AUD$26,822 and AUD$82,916 for June 30, 2024 and 2023, respectively.

Promissory Notes

On March 21, 2024, the Company issued two promissory notes in the principal amounts of USD$450,000 (the “First Promissory Note”) and USD$500,000 (the “Second Promissory Note”) to American Physicians, LLC.

The First Promissory Note accrues interest on the principal outstanding from time to time at a rate per annum equal to term SOFR for the interest period commencing on March 21, 2024. Interest shall be calculated on the basis on a 360-day year and actual days elapsed. The First Promissory Note principal and accrued interest are due and payable as follows:

(i) USD$112,500 plus any accrued but unpaid interest shall be paid on September 21, 2024;

(ii) USD$112,500 plus any accrued but unpaid interest shall be paid on December 21, 2024;

(iii) USD $112,500 plus any accrued but unpaid interest shall be paid on March 21, 2025;

(iv) USD$112,500 plus any accrued but unpaid interest shall be paid on June 21, 2025.

As of June 30, 2024, there was AUD$690,184 (USD$450,000) outstanding under the First Promissory Note. As of June 30, 2023, there was nothing outstanding under the First Promissory Note.

The Second Promissory Note accrues interest on the principal outstanding from time to time at a rate per annum equal to term SOFR for the interest period commencing on March 21, 2024. Interest shall be calculated on the basis on a 360-day year and actual days elapsed. The Second Promissory Note principal and accrued interest are due and payable as follows:

(i) USD$165,000 plus any accrued but unpaid interest shall be paid on June 21, 2025;

(ii) USD$165,000 plus any accrued but unpaid interest shall be paid on September 21, 2025;

(iii) Remaining balance plus any accrued but unpaid interest shall be paid on December 21, 2025.

As of June 30, 2024, there was AUD$526,744 (USD$343,437) outstanding under the Second Promissory Note. As of June 30, 2023, there was nothing outstanding under the Second Promissory Note.

Accrued interest on the First Promissory Note and the Second Promissory Note was AUD$24,964 as of June 30, 2024.

(d) Superannuation contributions

	2024	2023
	AUD$	AUD$
Contributions to superannuation funds on behalf of employees	189,411	184,877

28 Fair value measurement

A fair value measurement of a non-financial asset takes into account a market participant’s ability to generate economic benefits by using the asset in its highest and best use or by selling it to another market participant that would use the asset in its highest and best use.

The Company uses valuation techniques that are appropriate in the circumstances and for which sufficient data are available to measure fair value, maximising the use of relevant observable inputs and minimising the use of unobservable inputs.

In addition, for financial reporting purposes, fair value measurements are categorised into Level 1, 2 or 3 based on the degree to which the inputs to the fair value measurement are observable and the significance of the inputs to the fair value measurement in its entirety, which are described as follows:

●	Level 1: quoted market price (unadjusted) in an active market for identical assets or liabilities that the entity can access at the measurement date.
●	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly.
●	Level 3: inputs that are unobservable inputs for the asset or liability.

The carrying amounts of the financial assets and financial liabilities approximate their fair values.

The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2024 and June 30 2023, due to the short maturities of such instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis on June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	June 30,
Description:	Level	2024	2023
		AUD	AUD
Liabilities:
Warrant liability—Private and Representative Warrants	3	12,676	-
Warrant liability – Penny Warrants	3	146,730	-
Warrant liability – Arena Ordinary Share Warrants	3	79,207	-
Total		238,613	-

The Private Warrants, Representative’s Warrants, Penny Warrants, and Arena Ordinary Share Warrants are accounted for as liabilities and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statements of operations for each period.

The Private Warrants, Representative Warrants, Penny Warrants, and Arena Ordinary Share Warrants were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2024.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of June 30, 2024. The Representative Warrants were valued using similar information, except for the strike price which is USD$12.

June 30,
2024
$USD
Exercise price	$11.50
Share price	$0.97
Volatility	54.9%
Expected life	4.73
Risk-free rate	4.33%
Dividend yield	-%

The following table provides quantitative information regarding Level 3 fair value measurements for the Penny Warrants and the Arena Ordinary Share Warrants as of June 30, 2024.

	June 30,	Initial value April 8,
	2024	2024
	$USD	$USD
Exercise price	92.5% of average lowest daily VWAP during the 10 preceding trading days	92.5% of average lowest daily VWAP during the 10 preceding trading days
Share price	$0.97	$1.43
Volatility	54.9%	51.9%
Expected life	4.83	5.0
Risk-free rate	4.33%	4.43%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants Penny Warrants, and Arena Warrants, Level 3 liabilities, measured on a recurring basis.

	Private Placement	Representative	Arena Ordinary Share	Penny	Total Warrant Liabilities
	$AUD	$AUD	$AUD		$AUD
Fair value as of June 30, 2023	$-	$-	$-	$-	$-
Initial measurement at Business Combination	44,339	847	117,193	218,108	380,487
Change in fair value	(31,684)	(826)	(37,986)	(71,378)	(141,874)
Fair value as of June 30, 2024	$12,655	$21	$79,207	$146,730	$238,613

29 Financial Risk Management Objectives and Policies

The Company’s principal financial liabilities comprise convertible notes, promissory notes and borrowings, related party loans, lease liabilities, and trade and other payables. The main purpose of these financial liabilities is to finance the Company’s operations. The Company’s principal financial assets include trade and other receivables and cash and cash equivalents that derive directly from its operations.

The main risks arising from the Company’s financial instruments are market risk, liquidity risk and credit risk. The Board of Directors reviews and agrees policies for managing each of these risks which are summarised below:

Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, currency risk and other price risk, such as equity price risk and commodity risk. The sensitivity analyses in the following sections relate to the position as at June 30, 2024 and 2023.

Interest rate risk

The Company’s main interest rate risk arises from long-term borrowings with variable rates, which exposes the Company to cash flow interest rate risk. As of June 30, 2024 and 2023, the nominal amount of borrowings to credit institutions with floating interest rates are AUD$6,030,484 and AUD$3,584,887, respectively. Management closely monitors the effects of changes in the interest rates on the Company’s interest rate risk exposures, but the Company currently does not take any measures to hedge interest rate risks. Interest rate risk associated with these loans is limited given their short-term duration.

The table below shows the estimated effect on profit or loss and equity of a parallel shift of the interest rate curves up or down by one percent on loans without fixed interest rates. This analysis assumes that all other variables, in particular foreign currency rates, remain constant. The calculation considers the effect of financial instruments with variable interest rates. The analysis is performed on the same basis for 2024 and 2023.

Impact on loss before income taxes
	June 30, 2024	June 30, 2023
Interest rates - increase/decrease by 1%	+/-7,118	+/-5,521

Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of June 30, 2024, its risk relating to deposits exceeding federally insured limits was not significant.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from zero to 90 days from the invoice date with typical terms of 30 days. As of June 30, 2024, three customers accounted for 60.7% of the Company’s accounts receivable balance, and three customers accounted for more than 46% of the Company’s accounts receivable balance as of June 30, 2023.

Foreign currency risk

Although the Company is exposed to foreign currency risk from its international operations, the Company does not consider it to have a material impact. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transactions totaled $28,097 for the year ended June 30, 2024, which is up from $0 for the year ended June 30, 2023, each of which were recorded within finance expense.

Liquidity risk

The Company limits its liquidity risk primarily from the funds generated from operations to settle supplier dues and provide the Company with sufficient funds to enable it to meet its financial obligations as they fall due.

The table below summarises the maturities of the Company’s undiscounted financial liabilities, based on contractual payment dates.

	On demand	Less than 3 months	3 months to 1 year	1 to 5 years	Total
	AUD$	AUD$	AUD$	AUD$	AUD$
June 30, 2024
Lease liabilities	-	31,962	95,885	1,107,924	1,235,771
Promissory notes	-	-	943,252	-	943,252
Secured borrowings	-	-	489,287	5,541,197	6,030,484
Income tax payable		128,927	184,036	-	312,963
Trade and other payables	-	5,171,490	1,533,687	3,161,341	9,866,518
Amount due to related parties	-	589,166	-	-	589,166
Total	-	5,921,545	3,246,147	9,810,462	18,978,154
June 30, 2023
Lease liabilities	-	31,962	95,885	1,235,771	1,363,618
Secured borrowings	-	396,881	-	2,078,569	2,475,450
Trade and other payables	-	1,776,345	-	-	1,776,345
Amount due to related parties	-	4,936,423	-	-	4,936,423
Total	-	7,141,611	95,885	3,314,340	10,551,836

30 Recapitalization Costs

The difference in the fair value of the shares issued by the Company, the accounting acquirer, and the fair value of the SPAC’s accounting acquiree’s identifiable net assets represent a service received by the accounting acquirer. This difference is considered as cost of listing (recapitalization) and recorded in the consolidated profit or loss and other comprehensive income.

The following table displays the calculation of the listing costs recognized for the year ended June 30, 2024:

	Number of
	shares/warrants	At Closing Date
		AUD$
Net deficit from SPAC transferred to the Company	-	7,048,439
Class A Ordinary Shares	1,066,168	-
Founder shareholders and other advisors	2,666,900	-
Total shares issued to SPAC	3,733,068	-
Diluted share price at Closing Date	4.32	-
Total value transferred to the SPAC	-	16,126,854
Recapitalization costs	-	23,210,293

31 Commitments and Contingencies

In the opinion of the Directors, the Company did not have any contingencies on 30 June 2024 (30 June 2023: nil).

Other Commitments

On March 21, 2024, the Company entered into a fee modification agreement (the “Agreement”) with I-Bankers Securities, Inc. (“IBS”) related to the fees owed to IBS at the closing of the Business Combination pursuant to the original retainer letter (the “Owed Amounts”), for which IBS provided financial representation to EDOC regarding the Business Combination. Pursuant to the Agreement, IBS agreed to accept a payment plan for the Owed Amounts as follows:

(a)	USD$1,550,000 of the Owed Amounts were paid to IBS at the closing of the Business Combination directly out of the Trust Account.
(b)	The remaining balance owed of USD$1,161,250 is to be paid after the closing of the Business Combination in up to three separate tranches (“Deferred Cash Payment Obligations”). The first payment is to be paid within three (3) business days of funding the second tranche of the Arena PIPE in an amount equal to at least 15% of that tranche, or USD$375,000. The second payment is to be paid within three (3) business days of funding of the third tranche of the Arena PIPE in an amount equal to at least 15% of that tranche, or USD$375,000. The balance is due at the Company’s discretion but at no time later than 16-months post Business Combination. The full amount of USD$1,161,250 shall be paid in full regardless of Arena PIPE funding and by no later than sixteen (16) months post-closing.
(c)	Deferred Cash Payment Obligations shall be accelerated in the event the Company issues debt, equity, or other equity-linked securities in one or more public or private offerings (“Capital Event”). Upon the occurrence of a Capital Event the Company shall pay from the Proceeds of the applicable capital sources within no more than three (3) business days following the consummation of such Capital Event of at least twenty percent (20%) of the Proceeds, up to the amount of any then-outstanding Deferred Cash Payment Obligations.

As of June 30, 2024, the Company has paid USD$1,550,000 of the Owed Amounts to IBS and AUD$1,781,058 is outstanding and recorded in trade and other payables in the accompanying statement of financial position.

In June 2024, the Company entered into a payment agreement with Ellenoff Grossman & Schole LLP (“EGS”) related to the fees owed to EGS at the closing of the Business Combination for which EGS provided legal representation to EDOC regarding the Business Combination. Pursuant to the agreement, the EGS agreed to reduce the amount owed by the Company by USD$250,000 to USD$2,100,000 to be paid in payments beginning in June 2024 and ending in December 2025. The Company agreed to pay monthly payments of USD$100,000 per month, with the exception of a payment of USD$200,000 in December 2024 and December 2025.

As of June 30, 2024, the Company has paid USD$100,000 to EGS and AUD$3,220,859 is outstanding and recorded in trade and other payable in the accompanying consolidated statement of financial position.

32 Net Tangible Assets

Net tangible assets per ordinary share have been determined using the net assets on the consolidated statement of financial position adjusted for non-controlling interests, intangible assets and goodwill.

33 Events Occurring After the Reporting Date

The consolidated financial report was authorised for issue by the board of directors.

No matters or circumstances have arisen since the end of the financial year which significantly affected or could significantly affect the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

34 Parent entity

The Company is controlled by the following entities:

	Principal place of	Percentage	Percentage
	business/Country of	Owned (%) *	Owned (%) *
	Incorporation	2024	2023
Parent entities:
JSKS (Trustee as Gary Seaton Family Trust) (ultimate parent entity and controlling party)	Australia	57	75

*	The percentage of ownership interest held is equivalent to the percentage voting rights for all subsidiaries.

The following information has been extracted from the books and records of the parent, Australian Oilseeds Holdings Ltd. and has been prepared in accordance with IFRS Accounting Standards.

The financial information for the parent entity, Australian Oilseeds Holdings Ltd. has been prepared on the same basis as the consolidated financial statements except as disclosed below.

Investments in subsidiaries, associates and joint ventures

Investments in subsidiaries, associates and joint venture entities are accounted for at cost in the consolidated financial statements of the parent entity. Dividends received from associates are recognised in the parent entity profit or loss, rather than being deducted from the carrying amount of these investments.

Current tax liabilities (assets) and deferred tax assets arising from unused tax losses and tax credits in the subsidiaries are utilised in subsidiaries individual level.

	2024	2023
	AUD$	AUD$
Statement of Financial Position
Assets
Current assets	2,391	39,717
Non-current assets	8,408,689	7,519,761
Total Assets	8,411,080	7,559,478
Liabilities
Current liabilities	4,825,608	2,864,785
Total Liabilities	4,825,608	2,864,785
Equity
Issued capital	2,582,487	2,582,487
Retained earnings	(2,255,944)	(741,723)
Total Equity	326,543	1,840,764
Statement of Profit or Loss and Other Comprehensive Income
Total (loss) profit or loss for the year	(1,514,221)	(559,165)
Total comprehensive (loss) income	(1,514,221)	(559,165)

34 Statutory Information

The registered office and principal place of business of the company is:

Australian Oilseeds Investments Pty Ltd.

Unit 2, 100 Park Road

SLACKS CREEK QLD 4127

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended June 30, 2024.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended June 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended June 30, 2024.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended June 30, 2024.

52

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Form 10-K:

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits.

These exhibits listed below are filed or incorporated by reference into this Report.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of December 5, 2022, by and among EDOC Acquisition Corp., American Physicians LLC, Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party thereto, AOI Merger Sub, upon execution of a joinder to become party thereto, Australian Oilseeds Investments Pty Ltd., Gary Seaton, in the capacity thereunder as the Seller Representative, and the shareholders of AOI named as Sellers therein (incorporated by reference to Exhibit 2.1 of EDOC’s Form 8-K filed with the SEC on December 9, 2022).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of March 31, 2023, by and among EDOC Acquisition Corp., American Physicians LLC, Australian Oilseeds Holdings Limited and AOI Merger Sub (incorporated by reference to Exhibit 2.1 of EDOC’s Form 8-K filed with the SEC on April 6, 2023).
2.3	Amendment No. 2 to Business Combination Agreement, dated as of March 31, 2023, by and among EDOC Acquisition Corp., American Physicians LLC, Australian Oilseeds Holdings Limited and AOI Merger Sub (incorporated by reference to Exhibit 2.1 of EDOC’s Form 8-K filed with the SEC on December 7, 2023).
2.4	Agreement and Plan of Merger, dated as of March 21, 2024 between AOI Merger Sub Inc. and Edoc Acquisition Corp. (incorporated by reference to Annex C to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
3.1	Amended and Restated Memorandum and Articles of Association of Australian Oilseeds Holdings Limited dated March 21, 2024 (incorporated by reference to Annex B to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
4.1	Description of the Registrant’s securities.
4.2	Specimen Warrant Certificate of Australian Oilseeds Holdings Limited (incorporated by reference to Exhibit 2.4 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
4.3	Warrant Agreement, dated as of November 9, 2020, by and between Edoc Acquisition Corp and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.5 to Edoc’s Current Report on Form 8-K filed on November 13, 2020).
10.1	Securities Purchase Agreement dated August 23, 2023 between Pubco, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP (incorporated by reference to Exhibit 10.1 of EDOC’s Form 8-K filed with the SEC on August 24, 2023).
10.2	Amendment No. 2 to Securities Purchase Agreement dated December 4, 2023 between Pubco, AOI, EDOC, certain AOI subsidiaries and Arena Investors, LP. (incorporated by reference to Exhibit 10.2 of EDOC’s Form 8-K filed with the SEC on December 7, 2023).
10.3	Purchase Agreement dated as of March 5, 2024 by and between Arena Business Solutions Global SPC II, LTD on behalf of and for the account of Segregated Portfolio #6 – SPC #6 and Australian Oilseeds Holdings Limited (incorporated by reference to Exhibit 4.16 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
10.4	Deed of Guarantee and Indemnity for the benefit of Arena Investors LP by Australian Oilseeds Investments Pty Ltd, Cootamundra Oilseeds Pty Ltd, Cowcumbla Investments Pty Ltd, CQ Oilseeds Pty Ltd, and Good Earth Oils Pty Ltd dated March 22, 2024 (incorporated by reference to Exhibit 4.17 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
10.5	General Security Deed for the benefit of Arena Investors LP by Cowcumbla Investments Pty Ltd, Cootamundra Oilseeds Pty Ltd. dated March 22, 2024 (incorporated by reference to Exhibit 4.18 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
10.6	Mortgage Term Deed for the benefit of Arena Investors LP by Cowcumbla Investments Pty Ltd. (incorporated by reference to Exhibit 4.19 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
10.7	Payment Directions Deed for the benefit of Arena Investors LP by Cowcumbla Investments Pty Ltd, and Cootamundra Oilseeds Pty Ltd. dated March 22, 2024 (incorporated by reference to Exhibit 4.20 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).

53

10.8	Subordination Deed for the benefit of Arena Investors LP by Australian Oilseeds Investments Pty Ltd. and Energreen Nutrition Australia Pty Ltd. dated March 22, 2024 (incorporated by reference to Exhibit 4.22 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
10.9	Subordination Deed for the benefit of Arena Investors LP by Australian Oilseeds Investments Pty Ltd. and JSKS Enterprises Pty Ltd. dated March 22, 2024 (incorporated by reference to Exhibit 4.23 to Australian Oilseeds Holdings Limited’s Form 20-F filed with the SEC on March 27, 2024).
10.10	Letter Agreement, dated May 6, 2021, by and between EDOCs, the initial security holders and the officers and directors of the EDOCs (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on May 11, 2021).
10.11	Australian Oilseeds Holdings Limited Equity Incentive Plan. (incorporated by reference to Annex D to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
10.12	Australian Oilseeds Form of Restricted Stock Award Notice and Agreement (incorporated by reference as Exhibit 10.21 to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
10.13	Australian Oilseeds Form of Restricted Stock Unit Notice and Agreement (incorporated by reference as Exhibit 10.22 to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
10.14	Australian Oilseeds Form of Stock Option Notice and Agreement (incorporated by reference as Exhibit 10.23 to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
10.15	Australian Oilseeds Form of Share Appreciation Right Notice and Agreement (incorporated by reference as Exhibit 10.24 to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
10.16+	Executive Employment Agreement with Gary Seaton as Chief Executive Officer and Chairman of the Board.
10.17+	Executive Employment Agreement with Bob Wu as Chief Executive Officer and Chairman of the Board.
10.18	Form of Lock-Up Agreement, dated as of December 5, 2022 (incorporated by reference to Exhibit 10.1 of EDOC’s Form 8-K filed with the SEC on December 9, 2022).
21	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Gary Seaton, Chief Executive Officer of Australian Oilseeds Holdings Limited, and by Bob Wu, Chief Financial Officer of Australian Oilseeds Holdings Limited.
97.1	Australian Oilseeds Holdings Limited Clawback Policy
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule of exhibit to the SEC upon request.

+ Management or compensatory agreement or arrangement.

Item 16. Form 10-K Summary

None.

54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 3, 2024

Australian Oilseeds Holdings Ltd.

/s/ Gary Seaton
Name:	Gary Seaton
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary Seaton	Chief Executive Officer and Chairman of the Board	December 3, 2024
Jeffrey Yu, MD	(Principal Executive Officer)

/s/ Bob Wu	Chief Financial Officer	December 3, 2024
Bob Wu	(Principal Accounting Officer)

/s/ Gowri Shankar	Director	December 3, 2024
Gowri Shankar

/s/ Menaka Athukorala	Director	December 3, 2024
Menaka Athukorala

/s/ Kapil Singh	Director	December 3, 2024
Kapil Singh

/s/ Kevin Chen	Director	December 3, 2024
Kevin Chen

55