Form 10-K/A
period 2024-06-30
Australian Oilseeds Holdings Ltd
filed 2024-12-06
CIK 1959994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended June 30, 2024 (Commission File No. 001-41986) (the “2024 Annual Report”), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2024. This Amendment No. 1 on Form 10-K/A is being filed solely to replace the registrant’s audit report provided by the registrant’s independent registered public accounting firm because the audit report filed with the 2024 Annual Report inadvertently did include the auditor’s final report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein, there have been no changes in any of the financial or other disclosure information contained in the 2024 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after December 3, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report and the registrant’s other filings with the SEC.

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

Restatement to Correct Previously Issued Consolidated Financial Statements

We have audited the adjustments described in Note 2 that were applied to restate the 2023 consolidated financial statements which were previously audited by another accounting firm to correct errors. In our opinion, these adjustments are appropriate and have been properly applied. Our opinion is not modified with respect to this matter.

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

We have served as the Company’s auditor since 2024.

BDO Audit Pty Ltd

N I Batters

Director

Brisbane, 3 December 2024

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Gary Seaton, Chief Executive Officer of Australian Oilseeds Holdings Limited, and by Bob Wu, Chief Financial Officer of Australian Oilseeds Holdings Limited.				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.