Form 10-Q
period 2024-09-30
Australian Oilseeds Holdings Ltd
filed 2025-02-10
CIK 1959994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 5, 2025, there were 23,224,102 ordinary shares of the registrant issued and outstanding.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS AT 30 SEPTEMBER 2024 AND 30 JUNE 2024

	Note	30 September 2024	30 June 2024
		AUD$	AUD$
ASSETS
CURRENT ASSETS
Cash and cash equivalents		2,127,738	514,140
Trade and other receivables	3	5,087,251	4,470,101
Inventories	4	6,614,037	6,202,160
Other current assets	6	541,284	201,830
TOTAL CURRENT ASSETS		14,370,310	11,388,231
NON-CURRENT ASSETS
Property, plant and equipment	5	15,537,051	14,617,513
Right-of-use asset	11	920,406	944,420
Other assets	6	4,513	429,841
Deferred tax assets		34,270	34,270
Intangible assets		2,582,495	2,582,495
TOTAL NON-CURRENT ASSETS		19,078,735	18,608,539
TOTAL ASSETS		33,449,045	29,996,770
LIABILITIES
CURRENT LIABILITIES
Trade and other payables	7	12,899,081	10,455,684
Borrowings	8	5,840,889	978,574
Lease liability, current	11	89,109	89,109
Income Tax liabilities		-	128,927
Related party loans	21	5,935,338	4,111,661
Convertible note, net of discount	8	1,318,058	1,181,953
Warrant liabilities	10,24	238,613	238,613
Promissory note – related party, current	21	993,180	968,216
Employee benefits		212,289	201,024
TOTAL CURRENT LIABILITIES		27,526,557	18,353,761
NON-CURRENT LIABILITIES
Borrowings	8	-	5,051,910
Promissory note - related party, non-current	21	273,676	273,676
Lease liability, non-current	11	857,069	879,347
Related party loans	21	4,530,507	4,530,507
TOTAL NON-CURRENT LIABILITIES		5,661,252	10,735,440
TOTAL LIABILITIES		33,187,809	29,089,201
NET ASSETS		261,236	907,569
EQUITY
Share capital	9	3,562	3,562
Share premium	9	17,064,658	17,064,658
Accumulated losses		(18,563,884)	(17,950,222)
Total deficit attributable to equity holders of the Company		(1,495,664)	(882,002)
Non-controlling interest		1,756,900	1,789,571
TOTAL EQUITY		261,236	907,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PROFIT OR LOSS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED 30 SEPTEMBER 2024 AND 30 SEPTMEBER 2023

	Note	2024	2023
		AUD$	AUD$

Sales revenue	12	10,328,865	9,738,472
Cost of sales	13	(9,498,485)	(7,265,691)
Gross profit		830,380	2,472,781
General and administrative expenses	14	(830,406)	(885,803)
Selling and marketing expenses	15	(199,345)	(68,873)
Other income	16	32,374	1,654
Operating (loss) profit		(166,997)	1,519,759
Finance expenses	18	(479,336)	(109,228)
(Loss) Profit before income tax		(646,333)	1,410,531
Income tax expense		-	-
(Loss) Profit for the period		(646,333)	1,410,531
Other comprehensive income for the period, net of tax		-	-
Total comprehensive (loss) income		(646,333)	1,410,531
(Loss) Profit attributable to:
Members of the parent entity		(613,662)	1,096,364
Non-controlling interest		(32,671)	314,167
Total (Loss) Income		(646,333)	1,410,531
Total comprehensive (loss) income attributable to:
Members of the parent entity		(613,662)	1,096,364
Non-controlling interest		(32,671)	314,167
Total		(646,333)	1,410,531
(Loss) Earnings per share attributable to the ordinary equity holders of the parent
Profit or loss
Basic (loss) earnings per share (cents)	19	(0.03)	0.08
Diluted (loss) earnings per share (cents)	19	(0.03)	0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED 30 SEPTEMBER 2024 AND 30 SEPTEMBER 2023

					Non-
		Shares	Share	Accumulated	controlling
	Note	Capital	Premium	Losses	Interests	Total
		AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 30 June 2024		3,562	17,064,658	(17,950,222)	1,789,571	907,569
Loss for the period attributable to members of the parent entity		-	-	(613,662)	(32,671)	(646,333)
Balance on 30 September 2024		3,562	17,064,658	(18,563,884)	1,756,900	261,236

					Non-
		Shares	Share	Retained	controlling
	Note	Capital	Premium	Earnings	Interests	Total
		AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 30 June 2023, restated		2,860	2,579,627	3,712,333	1,357,697	7,652,517
Profit for the period attributable to members of the parent entity		-	-	1,096,364	314,167	1,410,531
Balance on 30 September 2023		2,860	2,579,627	4,808,697	1,671,864	9,063,048

The accompanying notes are an integral part of these consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED 30 SEPTEMBER 2024 AND 30 SEPTEMBER 2023

	Note	2024	2023
		AUD$	AUD$

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts from customers		9,744,089	8,867,322
Payments to suppliers and employees		(8,689,066)	(10,626,767)
Tax Refund received/Income tax paid		(160,692)	318,723
Interest paid		(305,990)	(96,441)
Net cash provided by/(used in) operating activities	20	588,341	(1,537,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(577,351)	(640,891)
Net cash (used in) investing activities		(577,351)	(640,891)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties’ loans		1,819,164	3,567,182
Proceeds from secured borrowings		-	896,903
Repayment of secured borrowings		(189,594)	(1,992,041)
Repayment of lease liability		(26,962)	(34,207)
Net cash provided by/ financing activities		1,602,608	2,437,837
Net increase in cash and cash equivalents held		1,613,598	259,783
Cash and cash equivalents at beginning of year		514,140	121,273
Cash and cash equivalents at the end of September period		2,127,738	381,056

AUSTRALIAN OILSEEDS HOLDINGS LTD.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements are presented in AUD, which is also the Company’s functional currency.

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

Reverse Recapitalization

Australian Oilseeds Holdings Ltd (“PubCo”) was incorporated in Cayman Islands business company with limited liability and was formed for the purpose of participating in the transactions contemplated hereby and becoming the publicly traded holding company for the surviving corporation.

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

The Merger was consummated on March 21, 2024, and the Share Exchange and Business Combination were consummated on the Closing Date. Pursuant to the Business Combination Agreement, upon the consummation of the Business Combination at the effective time of the Business Combination (the “Effective Time”):

●	each holder of EDOC pre-transaction privately-held Class A ordinary shares and the Class B ordinary share (the “EDOC Ordinary Shares”) received a number of Company Ordinary Shares, which are listed under the ticker “COOT” (less 200,000 Class A ordinary shares that were forfeited to the Company;

●	each holder of AOI ordinary shares received Company Ordinary Shares on a one-for-one basis (the “Exchange Shares”);

●	each holder of EDOC’s public Class A ordinary shares received Company Ordinary Shares on a one-for-one basis;

●	EDOC’s warrants terminated and were exchanged for warrants of the Company (the “Warrants”), which Warrants are listed on the Nasdaq under “COOTW”;

●	each holder of EDOC’s rights (the “Rights”) received 1/10 of a Company Ordinary Share for each such Right, as set forth herein;

●	EDOC’s Rights will no longer be traded;

●	EDOC’s 479,000 placement units (“Placement Units”) were exchanged for Company Ordinary Shares and Warrants of the Company; and

●	EDOC’s USD$1,500,000 of convertible promissory notes that were convertible at Closing into Company Ordinary Shares (“Convertible Shares”) and warrants (“Convertible Warrants”).

On March 22, 2024, the Ordinary Shares and PubCo Warrants commenced trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “COOT” and “COOTW,” respectively.

2 Summary of Material Accounting Policies

(a)Unaudited Interim Financial Information

The accompanying condensed consolidated statement of financial position as of 30 September 2024, and the condensed consolidated statements of profit or loss and other comprehensive income (loss), changes in equity and cash flows for the three months ended 30 September 2024 and 2023 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with IFRS have been omitted pursuant to those rules or regulations. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of 30 September 2024 and the results of operations and cash flows for the three months ended 30 September 2024 and 2023. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these three-month periods are unaudited. The results of operations for the three months ended 30 September 2024 are not necessarily indicative of the results to be expected for the year ending 30 June 2025 or for any other interim period or other future year. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended 30 June 2024.

(b) Basis of consolidation

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

The Company’s financial statements comprise the financial statements of the Company and its subsidiaries as of September 30, each year. Subsidiaries are consolidated from the date of their acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that control ceases. The financial statements of subsidiaries are prepared for the same reporting year as the parent Company, using consistent accounting policies. Intra-company balances and transactions, including unrealized profits arising from intra-company transactions, have been eliminated. Unrealized losses are eliminated unless the transaction provides evidence of an impairment of the asset transferred. Non-controlling interests represent the equity in subsidiaries that is not attributable, directly or indirectly, to the Parent shareholders.

Details of subsidiaries as of 30 September 2024 and 30 June 2024 were as follows:

Subsidiaries	% of legal ownership 30 Sep 2024	% of legal ownership 30 Jun 2024	Country of Incorporation	Principal business activities
Australian Oilseeds Pty Ltd.	100%	100%	Australia	Investment

Cootamundra Oilseeds Pty Ltd.	82.7%	82.7%	Australia	Oilseeds crushing business

Cowcumbla Investments Pty Ltd.	82.7%	82.7%	Australia	Investment

Good Earth Oils Pty Ltd.	100%	100%	Australia	Marketing and Distribution

EDOC Acquisition Limited	100%	100%	Cayman Islands	SPAC

The carrying amount of the Company’s investment in the subsidiary and the equity of the subsidiary is eliminated on consolidation.

(c) Substantial doubt regarding Going Concern

The Company incurred a loss after income tax of AUD$646,333 for the three months ended 30 September 2024 and for the three months ended 30 September 2023 incurred profit of AUD$1,410,531. The Company was in a net current liability position of AUD$13,156,247 as at 30 September 2024 and a net current liability position of AUD$6,965,530 as at 30 June 2024. Net cash inflows from operating activities were AUD$588,341 for the three months ended 30 September 2024 and net cash outflows from operating activities were AUD$1,537,163 for the three months ended 30 September 2023.

As at 30 September 2024 and 30 June 2024, the consolidated entity had cash in hand and at bank of AUD$2,127,738 and AUD$514,140, respectively.

Despite the breaching of the bank covenant with the Commonwealth Bank of Australia (abbreviated as “CBA”) on 5th December 2024 due to overstock of inventory balance, CBA has advised the Company that they will not exercise its right relating to the breach given the Company holds excessive canola seeds as inventory for the commission of expanded crushing plant in the quarter of September 2024. However, CBA reserves the right to exercise its rights relating to any breaches in the future. Loans relating to CBA have been reclassed as current.

Therefore, the Company’s ability to continue its business activities as a going concern is dependent upon the Company deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, CBA, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 September 2024 of AUD$8,000,000 which is repayable on demand.  In addition, the Company also has the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or executing a US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC.

Accordingly, the directors have prepared the financial statements on a going concern basis which contemplates continuity of normal activities and realization of assets and settlement of liabilities in the normal course of business.

Should the Company be unable to obtain funding from banks or other financiers, PIPE investors or fail to execute the ELOC, the Company may be required to realise its assets and discharge its liabilities other than in normal course of business and at amounts different to those stated in these financial statements. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or amounts of liabilities that might result should the Company be unable to continue as a going concern.

(d) Financial instruments

Financial instruments are recognised initially on the date that the Company becomes party to the contractual provisions of the instrument.

On initial recognition, all financial instruments are measured at fair value plus transaction costs (except for instruments measured at fair value through profit or loss where transaction costs are expensed as incurred).

Concentration of Key Customers

A substantial portion of the Company’s products are sold to its top five customers. For the three months ending 30 September 2024 and 2023, 72.7% and 74.3%, respectively, of total sales by the Company were to its top five customers. The Company’s top three customers accounted for 61.7% and 53.1% of total sales for the three months ending 30 September 2024 and 2023, respectively. The Company’s top five customers (and top three) for the three months ending 30 September 2024 and 2023, along with the total sales from each customer, are summarized in the following tables:

	Unaudited Total Sales for	Outstanding
	the Three Months Ended	Balance of Trade Receivables as at
	30 September 2024	30 September 2024
Customer	AUD$	AUD$
Costco Wholesale Australia	4,101,072	1,316,796

Energreen Nutrition Australia Pty Ltd.	1,267,707	957,260

Woolworths	1,006,489	500,694

Rivalea (Australia) Pty Ltd. – Animal Nutrition	608,088	-

Daabon Organic Australia & Daabon Japan Pty Ltd.	530,545	1,161,249

Customer	Total Sales for the Three Months Ended 30 September 2023 AUD$	Outstanding Balance of Trade Receivables as at 30 September 2023 AUD$
Costco Wholesale Australia	2,621,177	1,737,738

100% Bottling Company Pty Ltd..	1,323,554	945,828

Hygain NSW (Proprietary) Limited	1,224,208	550,480

Energreen Nutrition Australia Pty Ltd.	1,190,125	-

Daabon Organic Australia & Daabon Japan Pty Ltd.	881,379	980,981

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

The financial liabilities of the Company comprise trade payables, bank and other loans, lease liabilities, and financial instruments.

Financial instruments were reviewed at Quarter end and there were no material changes in their fair values noted between balance dates.

(e) Impairment of non-financial assets

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

(f) Intangible assets

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

(g) Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and short-term investments which are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value.

(h) Employee benefits

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

(i) Provisions

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

(j) Convertible Promissory Note

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

(k) Derivative warrant liabilities

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

(l) Embedded Derivatives

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

(m) Segment Reporting

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

(n) New and amended standards and interpretations

i)	New standards, amendments to published approved accounting and reporting standards and interpretations which are effective during the year

 The Company has applied the following standards and amendments for the first time for its annual reporting for the period commencing 1 July 2024:

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

The amendments listed above have been published but are not mandatory for 30 September 2024 reporting periods and have not been early adopted by the Company. These amendments are not expected to have a material impact on the entity in the current or future reporting periods and on foreseeable future transactions.

3 Trade and Other Receivables

	Unaudited 30 September 2024	30 June 2024
	AUD$	AUD$
CURRENT
Related party receivable	957,261	-
Trade receivables, net (1) Note 21	4,129,990	4,470,101
Total current trade and other receivables	5,087,251	4,470,101

(1)	Trade receivables are presented net of expected net credit loss of AUD$97,406 and AUD$138,000 at 30 September 2024 and 30 June 2024, respectively.

The carrying value of trade receivables is considered a reasonable approximation of fair value due to the short-term nature of the balances.

The maximum exposure to credit risk at the reporting date is the fair value of each class of receivable in the financial statements.

The expected credit loss for the three months ended 30 September 2024 and the year ended 30 June 2024 was AUD$97,406 and AUD$138,000, respectively.

The table below presents the expected credit losses on trade receivables for the three months ended 30 September 2024:

	Unaudited
	Current sales	[30] days	[60] days	[90] days	Total
Balance as at reporting date	$3,276,277	$812,259	$953,453	$142,668	$5,184,657
Expected loss rate	0.73%	2.27%	4.86%	6.16%
ECL allowance	$23,842	$18,438	$46,338	$8,788	$97,406

The table below presents the expected credit losses on trade receivables for the year ended 30 June 2024:

	Current sales	[30] days	[60] days	[90] days	Total
Balance as at reporting date	$1,937,078	$704,576	$1,047,911	$918,534	$4,608,099
Expected loss rate	0.75%	2.27%	4.86%	6.16%
ECL allowance	$14,520	$15,995	$50,935	$56,550	$138,000

4 Inventories

	Unaudited 30 September 2024	30 June 2024
	AUD$	AUD$
CURRENT
Raw materials and consumables	4,835,993	5,678,351
Finished Goods	1,724,144	466,787
Consumables	53,900	57,022
Total inventories	6,614,037	6,202,160

5 Property, plant and equipment

	Unaudited 30 September 2024	30 June 2024
	AUD$	AUD$
LAND AND BUILDINGS
Freehold land
At cost	312,377	312,377
Total Land	312,377	312,377
Buildings
At cost	5,490,655	5,490,655
Accumulated depreciation	(1,189,455)	(1,155,138)
Total buildings	4,301,200	4,335,517
Total land and buildings	4,613,577	4,647,894
PLANT AND EQUIPMENT
Plant and equipment
At cost	14,111,191	13,118,595
Accumulated depreciation	(3,236,313)	(3,200,732)
Total plant and equipment	10,874,878	9,917,863
Motor vehicles
At cost	84,136	84,136
Accumulated depreciation	(48,767)	(45,354)
Total motor vehicles	35,369	38,782
Office equipment
At cost	59,561	58,890
Accumulated depreciation	(46,334)	(45,916)
Total office equipment	13,227	12,974
Total plant and equipment	10,923,474	9,969,619
Total property, plant and equipment	15,537,051	14,617,513

(a)	Movements in carrying amounts of property, plant and equipment

Movement in the carrying amounts for each class of property, plant and equipment for the three months ended 30 September 2024 and for the year ended 30 June 2024:

			Plant and	Motor	Office
	Land	Buildings	Equipment	Vehicles	Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Three Months Ended 30 September 2024
Balance at 30 June 2024	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513
Additions	-	-	1,006,522	-	671	1,007,193
Depreciation expense	-	(34,317)	(49,507)	(3,413)	(418)	(87,655)
Balance at 30 September 2024	312,377	4,301,200	10,874,878	35,369	13,227	15,537,051

	Land	Buildings	Plant and Equipment	Motor Vehicles	Office Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Year ended 30 June 2024
Balance at 30 June 2023	312,377	4,472,783	5,743,013	-	14,419	10,542,592
Additions	-	-	4,432,465	38,291	6,679	4,477,435
Reclassification	-	-	(8,094)	9,840	(1,746)	-
Depreciation expense	-	(137,266)	(249,521)	(9,349)	(6,378)	(402,514)
Balance at 30 June 2024	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513

6 Other assets

	Unaudited 30 September 2024	30 June 2024
	AUD$	AUD$
CURRENT
Other current assets	541,284	201,830
Total non-financial assets	541,284	201,830

	30 September 2024	30 June 2024
	AUD$	AUD$
NON-CURRENT
Prepayment of equipment	4,513	429,841

7 Trade and Other Payables

	Unaudited 30 September 2024	30 June 2024
	AUD$	AUD$
CURRENT
Related parties – payable (Note21)	4,363,215	589,166
Trade payables	8,535,866	9,866,518
Total trade and other payables	12,899,081	10,455,684

Trade and other payables including related party payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying value of trade and other payables is considered a reasonable approximation of fair value due to the short-term nature of the balances. The increase in trade payables and other payables from the three months ended 30 September 2024 over 30 June 2024 is attributable to AUD3.1m canola seed and AUD0.636m coconut oil purchase from Energreen Nutrition and AUD0.339m canola oil purchase from Soon Soon Oilmills. ..

8 Borrowings

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

On February 14, 2024, the Company issued a note for an equipment loan to the Commonwealth Bank of Australia in an aggregate principal amount of AUD$4,000,000 (the “Secured Bank Loan”). The note has a term of 60 months and a variable interest rate of 7.95%. The Secured Bank loan is payable in twenty (20) quarterly payments of AUD$244,643, commencing on May 19, 2024. Commonwealth Bank of Australia, as senior lender, has a total of $2 million secured by first mortgages over the Company’s freehold land and buildings. The financial assets pledged as collateral represent a floating charge and cannot be disposed of without the consent of the financier. On 5th December 2024, the Company received the breach letter of loan covenant from CBA. It relates to the inventory balance to Net working capital ratio set at 50% for September Quarter of 2024 has been breached. The breach was caused by the fact that the Company purchased large amount of canola seed to fulfil the commission of expanded crushing plant in Cootamundra, NSW, Australia. CBA has decided not to exercise its right relating to the breach but reserve the right to exercise its rights relating to any breaches in the future. Total balance of AUD$4,862,315 of secured borrowings have been reclassified into current borrowings as a result of breach in covenants.

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

On February 29, 2024, the Company entered into Amendment No.3 to the Securities Purchase Agreement for the purchase and sale of Debentures and Warrants.

The following table summarizes outstanding borrowings as of 30 September 2024 and 30 June 2024:

	Unaudited 30 September 2024			30 June 2024
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Equipment Finance secured bank loan	3,709,515	-	3,709,515	978,574	2,900,259	3,878,833
Interest only secured bank loan	2,131,374	-	2,131,374	-	2,151,651	2,151,651
Total secured bank loan	5,840,889	-	5,840,889	978,574	5,051,910	6,030,484
Convertible note, net of debt discount	1,318,058	-	1,318,058	1,181,953	-	1,181,953
Total	7,158,947	-	7,158,947	2,160,527	5,051,910	7,212,437

The future payments of the equipment finance secured bank loan as of 30 September 2024 were as follows:

Calendar year	AUD$
Remainder of 2024	244,643
2025	978,573
2026	978,573
2027	978,573
2028	978,573
2029	244,643
Total payments outstanding	4,403,578
Less: accrued interest	(694,063)
Total equipment finance secured loan outstanding	3,709,515

The following table summarizes the outstanding Convertible Note as of 30 September 2024 and 30 June 2024:

	30 September 2024	30 June 2024
	AUD$	AUD$
Principal value of Convertible Note	1,874,574	1,874,574
Debt discount (2), net of amortization	(556,516)	(692,621)
Convertible Note	1,318,058	1,181,953

9 Issued Capital

There were no movements or changes in issued capital since 30 June 2024.

10 Warrants

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

The following table presents the warrants outstanding and exercisable on 30 September 2024 and 30 June 2024:

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

11 Lease liabilities and right-of-use assets

The Company’s leases include rental of a solar power system and plant space.

Lease liabilities are secured by the related leased assets.

Solar power system lease

The solar power system lease has a term commencing on October 31, 2015 through October 31, 2035.

Land lease

The Company leases land in Cootamundra, Australia, where the oilseed processing plant and ancillary buildings accommodating the equipment and facilities are located. The Cootamundra land lease has a term commencing on January 1, 2023 through December 31, 2025. Balances of the right-of use assets and lease liabilities are set forth on the accompanying statement of financial position.

The following table shows the remaining contractual maturities of the Company’s lease liabilities and the right-of-use assets as of 30 September 2024 and 30 June 2024:

Right-of-use assets	Unaudited 30 September 2024	30 June 2024
At cost	$1,347,718	$1,347,718
Less accumulated amortisation	(427,312)	(403,298)
Total	$920,406	$944,420

	30 September 2024	30 June 2024
Lease liabilities
Within 1 year (Current)	$89,109	$89,109
After 1 year but within 2 years	80,750	80,750
After 2 years but within 5 years	224,930	224,930
After 5 years	551,389	573,667
Non-current	857,069	879,347
Total	$946,178	$968,456

12 Revenue

The Company derives its revenue principally from wholesale and retail sales of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company derives revenue from the transfer of goods at a point in time. The table below shows the Company’s revenue disaggregated by product type.

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$

Wholesale oils	$2,089,223	$3,155,535
Hype protein meals	2,510,473	2,693,470
Toll crushing service	-	222,095
Seeds	-	23,490
Other sales	24,977	77,128
Retail oils	5,704,192	3,566,754
Total revenues	$10,328,865	$9,738,472

13 Cost of Sales

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$

Cost of finished goods	$2,148,528	$971,500
Cost of material	5,827,421	4,819,280
Direct labor	587,631	521,835
Freight and storage	697,451	620,446
Depreciation	83,823	125,457
Occupancy costs	145,464	112,189
Repairs and maintenance	8,167	94,984
Total cost of sales	$9,498,485	$7,265,691

14 General and administrative expenses

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$

Professional fees	$260,860	$536,322
Employee costs	187,093	70,067
Insurance	155,382	45,565
Other expenses	51,508	63,930
Subscriptions and dues	507	62,560
Management fee	78,000	78,000
Travel expenses	76,406	11,359
Depreciation	3,832	1,887
Technology costs	1,336	1,148
Occupancy costs	10,914	11,053
Security	2,228	2,097
Utilities	2,340	1,815
Total general and administrative expenses	$830,406	$885,803

15 Selling and marketing expenses

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$
Professional fees	$87,750	$52,500
Advertising and marketing expenses	111,595	16,373
Total selling and marketing expenses	$199,345	$68,873

16 Other Income

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$
Other income	$32,374	$1,654
Total other income	$32,374	$1,654

17 Key management personnel compensation

Key management personnel remuneration included within employee expenses for the three months ended 30 September 2024 and 2023 is shown below:

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$
Short-term employee benefits	$131,154	$33,602
Post-employment benefits	15,083	3,360
Total	$146,237	36,962

18 Finance Expenses

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$
Amortization of debt discount	141,342	-
Realised and unrealised currency losses (gains)	24,009	(15,191)
Interest expense	313,985	124,419
Total finance expenses	479,336	109,228

19 (Loss) Earnings per share

(a) Basic (loss) earnings per share

	Three Months Ended 30 September 2024	Three Months Ended 30 September 2023
	AUD$	AUD$
Total basic (loss) earnings per share attributable to the ordinary equity holders of the company	(0.03)	0.08

(b) Diluted (loss) earnings per share

	Three Months Ended 30 September 2024	Three Months Ended 30 September 2023
	AUD$	AUD$
Total diluted (loss) earnings per share attributable to the ordinary equity holders of the company	(0.03)	0.08

(c) Weighted average number of shares used as the denominator

	Three Months Ended 30 September 2024	Three Months Ended 30 September 2023
Weighted average number of ordinary shares used as the denominator in calculating basic earnings per share	23,224,102	18,646,643
Adjustments for calculation of diluted earnings per share:	-	-
Amounts uncalled on partly paid shares and calls in arrears	-	-
Options	-	-
Deferred shares	-	-
Convertible notes	-	-
Weighted average number of ordinary shares and potential ordinary shares used as the denominator in calculating diluted earnings per share	23,224,102	18,646,643

20 Cash Flow Information

(a)	Reconciliation of cash

Cash for the three months ended 30 September 2024 and 2023 as shown in the consolidated statement of cash flows is reconciled to items in the consolidated statement of financial position as follows:

	30 September 2024	30 September 2023
	AUD$	AUD$
Cash and cash equivalents	2,127,738	381,056

(b)	Reconciliation of result for the year to cashflows from operating activities

Reconciliation of net income to net cash provided by operating activities:

Reconciliation of net income to net cash provided by operating activities:

(Loss) Profit for the year	(646,333)	1,410,531
Non-cash flows in (loss) profit:
– cash flows excluded from profit attributable to operating activities	165,752	12,787
– depreciation	111,668	151,357
Changes in assets and liabilities:
– (increase)/decrease in trade and other receivables	(617,150)	(872,804)
– (increase)/decrease in other assets	(339,454)	(424,534)
– (increase)/decrease in inventories	(411,877)	(1,428,885)
– increase/(decrease) in trade and other payables	2,443,397	(734,568)
– increase/(decrease) in provisions	(117,662)	348,953
Cash flows from/(used in) operations	588,341	(1,537,163)

Non-cash investing and financing activities were as follows:

	30 September 2024	30 September 2023
Acquisition of ROU assets and lease liabilities	-	1,040,472
Accrued expenses and warrant liabilities assumed upon closing of the merger with EDOC	136,105	-
Promissory note – related party assumed upon closing of the merger with EDOC	24,964	-
Prepayment on purchase of plant and equipment at 30 June 2024	429,841	-

21 Related Parties

(a) The Company’s main related parties are as follows:

Key management personnel — refer to Note 17.

Other related parties include close family members of key management personnel and entities that are controlled or significantly influenced by those key management personnel or their close family members and American Physicians, LLC, shareholders from the Sponsor of EDOC.

(b) Transactions with related parties

The following transactions occurred with related parties:

For the three months ended 30 September 2024 and the year ended 30 June 2024 a related party loan is owed to JSKS Enterprises Pty Ltd., which is the trustee of Gary Seaton Family Trust, and interest rate charge is 6% per annum. to be repaid within 12 months after the year end, and the remaining principal shall be repaid more than 12 months after the year end.

For the three months ended 30 September 2024 and the year ended 30 June 30 2024 a related party loan is owed to Energreen Nutrition Australia Pty Ltd., which is controlled by Gary Seaton, and interest rate charge is 6% per annum and expected to be repaid in full within 12 months after the year end.

For the three months ended 30 September 2024 and the year ended 30 June 2024 the remaining related party loan relates to an interest free loan owed to CQ Oilseeds Pty Ltd.

	Purchases of Seed for the Three Months Ended 30 September 2024	Purchases of Oils for the Three Months Ended 30 September 2024	Sales of Meals for the Three Months Ended 30 September 2024	Other Sales for the Three Months Ended 30 September 2024	Management Fee for the Three Months Ended 30 September 2024	Lease for the Three Months Ended 30 September 2024
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	4,828,100	678,506	1,267,707	-	78,000	-
Soon Soon Oilmills Sdn Bhd. *	-	348,895	-	11,368	-	-
Sunmania Pty Ltd.	-	-	-	-	-	14,000

	Purchases of Seed for the Year Ended 30 June 2024	Sales of Meals for the Year Ended 30 June 2024	Management Fee for the Year Ended 30 June 2024
	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	12,651,382	4,838,204	312,000
Soon Soon Oilmills Sdn Bhd. *	-	2,234	-
Sunmania Pty Ltd.	104,000	-	-

*	Gary Seaton has a 20% share of Soon Soon Oilmills Sdn Bhd.

(a)	Loans to/from related parties

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 30 September 2024.

	Balance
	as of 30 September 2024
	Current	Non-current		Total
	AUD$	AUD$		AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	5,682,413	43,668		5,726,081
JSKS Enterprises Pty Ltd. Loan	100,925	4,387,468	(1)	4,488,393
CQ Oilseeds Pty Ltd. loan	-	59,371		59,371
Sunmania Pty Ltd loan	152,000	40,000		192,000
Total due to related parties	5,935,338	4,530,507		10,461,332

American Physicians LLC promissory note (2)	993,180	273,676		1,266,856

Energreen Nutrition Australia Pty Ltd. accounts payable (Note 7)	4,363,215	-		4,363,215

Due from related parties
Energreen Nutrition Australia Pty Ltd. (Note 3)	957,260	-		957,260

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 30 June 2024.

	Balance
	as of 30 June 2024
	Current	Non-current	Total
	AUD$	AUD$	AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	3,863,250	-	3,863,250
JSKS Enterprises Pty Ltd. Loan	100,925	4,431,136	4,532,061
CQ Oilseeds Pty Ltd. loan		59,371	59,371
Sunmania Pty Ltd loan	152,000	40,000	192,000
Less: Origin Food loan receivable	(4,514)	-	(4,514)
Total due to related parties	4,111,661	4,530,507	8,642,168

American Physicians LLC promissory note (3)	968,216	273,676	1,241,892

Energreen Nutrition Australia Pty Ltd. accounts payable (Note 7)	589,166	-	589,166

(1)	Includes $1,164,860 of accrued interest.

(2)	Includes $24,964 of accrued interest.

Interest paid to Energreen Nutrition Australia Pty Ltd. was Nil and AUD$28,874 for the three months ended 30 September 2024 and 2023, respectively.

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

As of 30 September 2024, and 30 June 2024, there was AUD$690,184 (USD$450,000) and AUD$690,184 (USD$450,000) outstanding under the First Promissory Note, respectively.

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

As of 30 September 2024, and 30 June 2024, there was AUD$526,744 (USD$343,437) and AUD$526,744 (USD$343,437) outstanding under the Second Promissory Note. As of June 30, 2023, there was nothing outstanding under the Second Promissory Note.

Accrued interest on the First Promissory Note and the Second Promissory Note was AUD$49,928 and AUD$24,964 as of 30 September 2024 and 30 June 2024, respectively.

The following table summarizes the promissory notes – related party as of 30 September 2024 and 30 June 2024:

	Unaudited 30 September 2024			30 June 2024
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Promissory notes – related party	993,180	273,676	1,266,856	968,216	273,676	1,241,892

(b) Superannuation contributions

	Three Months Ended 30 September
	2024	2023
	AUD$	AUD$
Contributions to superannuation funds on behalf of employees	58,940	50,078

22 Fair value measurement

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

The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of 30 September 2024 and 30 June 2024, due to the short maturities of such instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis on 30 September 2024 and 30 June 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		30 September	30 June
Description:	Level	2024	2024
		AUD$	AUD$
Liabilities:
Warrant liability—Private and Representative Warrants	3	12,676	12,676
Warrant liability – Penny Warrants	3	146,730	146,730
Warrant liability – Arena Ordinary Share Warrants	3	79,207	79,207
Total		238,613	238,613

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

There were no transfers between Levels 1, 2 or 3 during the three months ended 30 September 2024 and the year ended 30 June 2024.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of 30 September 2024 and 30 June 2024. The Representative Warrants were valued using similar information, except for the strike price which is USD$12.

30 September and 30 June
2024
$USD
Exercise price	$11.50
Share price	$0.97
Volatility	54.9%
Expected life	4.73
Risk-free rate	4.33%
Dividend yield	-%

The following table provides quantitative information regarding Level 3 fair value measurements for the Penny Warrants and the Arena Ordinary Share Warrants as of 30 September 2024 and 30 June 2024.

	30 September and 30 June	Initial value April 8,
	2024	2024
	$USD	$USD
Exercise price	92.5% of average lowest daily VWAP during the 10 preceding trading days	92.5% of average lowest daily VWAP during the 10 preceding trading days
Share price	$0.97	$1.43
Volatility	54.9%	51.9%
Expected life	4.83	5.0
Risk-free rate	4.33%	4.43%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants Penny Warrants, and Arena Warrants, Level 3 liabilities, measured on a recurring basis.

	Private Placement	Representative	Arena Ordinary Share	Penny	Total Warrant Liabilities
	$AUD	$AUD	$AUD		$AUD
Fair value as of 30 June 2024	$12,655	$21	$79,207	$146,730	$238,613
Change in fair value	-	-	-	-	-
Fair value as of 30 September 2024	$12,655	$21	$79,207	$146,730	$238,613

 There were no significant changes to fair values of above instruments from 30 June 2024 to 30 September 2024.

23 Commitments and Contingencies

In the opinion of the Directors, the Company did not have any contingencies on 30 September 2024 and 30 June 2024.

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

As of 30 September 2024 and 30 June 2024, the Company has paid Nil and USD$1,550,000, respectively of the Owed Amounts to IBS and AUD$1,781,058 and AUD$1,781,058 are outstanding and recorded in trade and other payables, respectively, in the accompanying statement of financial position.

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

As of 30 September 2024 and 30 June 2024, the Company has paid [ ] and USD$100,000 to EGS, respectively and [ ] and AUD$3,220,859 are outstanding and recorded in trade and other payable, respectively, in the accompanying consolidated statement of financial position.

24 Net Tangible Assets

Net tangible assets per ordinary share have been determined using the net assets on the consolidated statement of financial position adjusted for non-controlling interests, intangible assets and goodwill.

25 Events Occurring After the Reporting Date

The consolidated financial report was authorised for issue by the board of directors.

No matters or circumstances have arisen since the end of the financial year which significantly affected or could significantly affect the operations of the Company, the results of those operations, or the state of affairs of the Company in future financial years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Australian Oilseeds Holdings Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

The following selected consolidated financial data are derived from the unaudited financial statements of the Company for the three months ended 30 September 2024 and 2023 and should be read in conjunction with our consolidated financial statements, the related notes and the rest of the section of this Report entitled “Key Components of Consolidated Statements of Operations.” The historical results are not necessarily indicative of the results of future operations.

The following tables set forth our Consolidated Statements of Operations data for the periods presented:

Three Months Ended 30 September 2024 Compared to the Three Months Ended 30 September 2023

	2024	2023	Change	%
	AUD$	AUD$
Sales revenue	10,328,865	9,738,472	590,393	6.1%
Cost of sales	(9,498,485)	(7,265,691)	(2,232,794)	30.7%
Gross profit	830,380	2,472,781	(1,642,401)	(66.4)%
General and administrative expenses	(830,406)	(885,803)	55,397	(6.3)%
Selling and marketing expenses	(199,345)	(68,873)	(130,472)	189.4%
Other income	32,374	1,654	30,720	1,857.3%
Operating (loss) profit	(166,997)	1,519,759	(1,686,756)	(111.0)%
Finance expenses	(479,336)	(109,228)	(370,108)	338.8%
(Loss) Profit before income tax	(646,333)	1,410,531	(2,056,864)	(145.8)%
Income tax expense	-	-	-	-%
(Loss) Profit for the year	(646,333)	1,410,531	(2,056,864)	(145.8)%
Other comprehensive income for the year, net of tax	-	-
Total comprehensive (loss) income	(646,333)	1,410,531	(2,056,864)	(145.8)%
(Loss) Profit attributable to:
Members of the parent entity	(613,662)	1,096,364	(1,710,026)	(156.0)%
Non-controlling interest	(32,671)	314,167	(346,838)	(110.4)%
Total (Loss) Income	(646,333)	1,410,531	(2,056,864)	(145.8)%
Total comprehensive (loss) income attributable to:
Members of the parent entity	(613,662)	1,096,364	(1,710,026)	(156.0)%
Non-controlling interest	(32,671)	314,167	(346,838)	(110.4)%
Total	(646,333)	1,410,531	(2,056,864)	(145.8)%

Revenue

	Year Ended June 30,
	2024	2023	Change	Change %

Total revenue	$10,328,865	$9,738,472	$590,393	6.1%

Sales revenue increased by AUD$0.6 million or 6.1% to AUD$10.3 million for the three-month period ended on 30 September 2024, compared to AUD$9.7 million for the three-month period ended 30 September 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil resulting from the Company’s expanded customer contracts.

The following table summarizes the Company’s revenues disaggregated by product category:

	Three Months Ended 30 September
	2024	2023	Change	Change %

Wholesale oils	$2,089,223	$3,155,535	$(1,066,312)	(33.8)%
Hype protein meals	2,510,473	2,693,470	(182,997)	(6.8)%
Toll crushing service	-	222,095	(222,095)	(100.0)%
Seeds	-	23,490	(23,490)	(100.0)%
Other sales	24,977	77,128	(52,151)	(67.6)%
Retail oils	5,704,192	3,566,754	2,137,438	59.9%
Total revenues	$10,328,865	$9,738,472	$590,393	6.1%

Wholesale oils represented 20.2% of our revenue for the three months ended 30 September 2024, compared to 32.4% for the three months ended 30 September 2023, and decreased AUD$1.1 million, as compared to the prior year. Retail oils represented 55.2% of our revenue for the three months ended 30 September 2024, compared to 36.6% for the three months ended 30 September 2023, and increased AUD$2.1 million, as compared to the prior period. The primary driver for the revenue decrease in wholesale oils and the revenue increase in retail oils for the three months ended 30 September 2024 compared to the previous period was due to the Company securing two supply contracts to supply 15 Costco Australia stores and 1,111 Woolworth Supermarkets national stores, Australia’s largest supermarket chain. The Company also developed three new SKU to target the retail consumers from 2024 through integrated marketing campaign with the supermarkets. As the Company focused on developing the retail market during the current quarter of 2024, the whole sales proportion became smaller than last year quarter. Hype protein meals for the feed industry represented 24.3% of our revenue for the three months ended 30 September 2024, compared to 27.7% for the three months ended 30 September 2023, and decreased AUD$0.2 million as compared to the prior period. The primary driver for the revenue decrease in hype protein meals for the three months ended 30 September 2024, compared to the previous period was a decrease of sales price of protein meal due to Australia experiencing rainfall year caused less demand of protein meal in feedlot market.

Toll crushing service, seeds, and other sales represent a small portion of our revenue. Those categories combined represented 0.2% of the revenue for the three months ended 30 September 2024, compared to 3.3% for the three months ended 30 September 2023, a decrease of AUD$0.3 million for the three months ended 30 September 2024, as compared to the three months ended 30 September 2023.

Cost of Sales

	Three Months Ended 30 September
	2024	2023	Change	Change %

Cost of material	$5,827,421	$4,819,280	$1,008,141	20.9%
Cost of finished goods	2,148,528	971,500	1,177,028	121.2%
Freight and storage	697,451	620,446	77,005	12.4%
Depreciation	83,823	125,457	(41,634)	(33.2)%
Occupancy costs	145,464	112,189	33,275	29.7%
Labor costs	587,631	521,835	65,796	12.6%
Repairs and maintenance	8,167	94,984	(86,817)	(91.4)%
Total cost of sales	$9,498,485	$7,265,691	$2,232,794	30.7%

The cost of sales for the three months ended 30 September 2024 was AUD$9.5 million, an increase of AUD$2.2 million, or 30.7% as compared to the three months ended 30 September 2023. The primary reason for the increase was caused by cost of material (canola seed) in a rise and labor cost increase during the quarter. The cost component changed as a result of recognizing cost of finished goods when the oil products were sold in the retail market. The decrease gross margin was mainly due to the development of “Good Earth Oils” branding products in the retail market with support of strong marketing campaign. It is attributed to an increase in cost of finished goods when the Company outsourced coconut oils from overseas suppliers.

General and administrative expenses

	Three Months Ended 30 September
	2024	2023	Change	Change %

General and administrative expenses	$830,406	$885,803	$(55,397)	(6.3)%

General and administrative expenses for the three months ended 30 September 2024 were AUD$0.8 million, a decrease of AUD$0.1 million, or 6.3%, compared to the three months ended 30 September 2023. This decrease was primarily due to one off SEC filing cost of F4 invoiced during the three months ended 30 September 2023..

Selling and marketing expenses

	Three Months Ended 30 September
	2024	2023	Change	Change %

Selling and marketing expenses	$199,345	$68,873	$130,472	189.4%

Selling and marketing expenses for the three months ended 30 September 2024 were AUD$0.2 million, an increase of AUD$0.1 million, or 189.4% compared to the three months ended 30 September 2023. This increase was due to the Good Earth Oils Pty Ltd (“GEO”) sales team being established and promotion cost incurred within supermarket chains to increase brand awareness of our chemical free no-GMO edible oils within the consumer market.

Other Income

	Three Months Ended 30 September
	2024	2023	Change	Change %

Other income	$32,374	$1,654	$30,720	1,857.3%

Other income for the three months ended 30 September 2024 was AUD$0.032 million, an increase of AUD$0.03 million, or 1,857.3% compared to the three months ended 30 September 2023. This increase was primarily due to recovery income from distributor due to damaged pack and interest charge on overdue debt..

Finance expenses

	Three Months Ended 30 September
	2024	2023	Change	Change %

Finance expenses	$479,336	$109,228	$370,108	338.8%

Finance expenses increased by AUD$0.4 million or 338.8% to AUD$0.5 million for the three months ended 30 September 2024 compared to AUD$0.1 million for the three months ended on 30 September 2023, primarily due to the fact that the Company began to repay the AUD$4m asset finance provided by Commonwealth Bank of Australia to expand the existing Cootamundra Oilseeds factory plant, the amortization of the convertible note discount of AUD$0.1 million and the interest accrual on the promissory notes with American Physicians LLC.

Liquidity and Capital Resources

As of 30 September 2024, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers.

We incurred a loss after income tax of AUD$646,333 for the three months ended 30 September 2024 and incurred profit after tax of AUD$1,410,531 for the three months ended 30 September 2023. We were in a net current liability position of AUD$8,271,654 for the three months ended 30 September 2024 and a net current liability position of AUD$6,965,530 for the three months ended 30 September 2023. Net cash inflows from operating activities were AUD$588,341 for the three months ended 30 September 2024 and net cash outflows from operating activities were AUD$1,537,163 for the three months ended 30 September 2023.

As at 30 September 2024 and 30 June 2024, the consolidated entity had cash in hand and at bank of AUD$2,127,738 and AUD$514,140, respectively.

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

In addition to the above unpaid costs incurred by ADOC, we incurred additional professional costs of AUD$1,031,301 in relation to the NASDAQ listing activities this current year, with AUD$501,917.15 paid and the remaining balance unpaid as of 30 September 2024.

Therefore, our ability to continue its business activities as a going concern is dependent upon us deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 September 2024 of AUD$8,000,000.  In addition, we also have the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of its consolidated financial statements.

The following table shows the net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Three Months Ended 30 September
	2024	2023
Net cash provided by (used in)	1,613,598	259,783
Operating activities	$588,341	(1,537,163)
Investing activities	(577,351)	(640,891)
Financing Activities	1,602,608	2,437,837

Operating Activities

As of 30 September 2024, our net cash and cash equivalents provided by (used in) operating activities consists primarily of AUD$9,744,089 of cash receipts from customers and AUD$8,689,066 of payments to suppliers and employees including AUD$3,606,051 of canola seed stock purchase (5,078-ton stock purchase) for the existing crushing plant with the completion of expansion that was commissioned July 2024.

By comparison, the Company’s net cash and cash equivalents received in operating activities during as of 30 September 2023, consists primarily of AUD$8,867,322 of cash receipts from customers and AUD$10,626,767 of payments to suppliers and employees.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases.

Net cash and cash equivalents used in investing activities during the three months ended 30 September 2024, consisted of AUD$577,351 of purchased property and equipment.

By comparison, the Company’s net cash and cash equivalents used in investing activities during the three months ended 30 September 2023, consisting primarily of AUD$640,891 of purchased property and equipment.

Financing Activities

Net cash flows from financing activities were AUD$1,602,608 for the three months ended 30 September 2024, which primarily from related party loans.

By comparison, the Company’s net cash flows from financing activities was AUD$2,437,837 for the three months ended 30 September 2023, which primarily consisted of the net cash inflow of AUD$3,477,205 from the related party loans and AUD$896,903 inflow from secured borrowings, offset by AUD$1,992,041 of payments of secured borrowings.

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

The non-IFRS adjustments, and our basis for excluding them from our non-IFRS financial measure, are outlined below:

●	Unit and Stock-based compensation – Although unit and stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude unit and stock-based compensation from our non-IFRS financial measures to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

The following table reconciles IFRS net profit to Adjusted EBITDA during the periods presented (in thousands):

	Three Months Ended 30 September 2024	Three Months Ended 30 September 2023
Net (Loss) Profit	$(646,333)	$1,410,531
Interest Expense	$313,985	$164,845
Depreciation and amortization	$87,655	$127,344
Adjusted EBITDA	$(244,693)	$1,702,720

Contractual Obligations and Commitments and Liquidity Outlook

Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations, which projected to AUD$2.5m net profit before tax from January 2025 to December 2025, and draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 30 September 2024 of AUD$8,000,000 and draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one year period from the issuance of its consolidated financial statements but there can no assurance these sources are sufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

Revenue Recognition

We generate revenue from the sale of products and services. There has been no change on our revenue recognition policies is included in the Form 10-K for the financial year ended 30 June 2024.

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

For contracts with customers entered into during the three months ended 30 September 2024 and 2023, revenue from the sales of our products increased by AUD$0.5 million or 6.1% to AUD$10.3 million for the three months ended on 30 September 2024 compared to AUD$9.7 million for the three months ended 30 September 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil.

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

Off-Balance Sheet Arrangements

As of 30 September 2024 and 30 June 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling AUD$2,127,738 and AUD$514,140 as of 30 September 2024, and 30 June 2024, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturity of three months.

Foreign Currency Risk

Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transactions totaled $24,009 and $28,097 for the three months ended 30 September 2024 and the year ended 30 June 2024, respectively , each of which were recorded within finance expense, net on the consolidated statements of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2024.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2024, filed with the SEC on December 6, 2024, and further referenced below, which we are still in the process of remediating as of September 30, 2024, our disclosure controls and procedures were not effective.

The Company restated its consolidated balance sheet as of June 30, 2023 (the “2023 Restatement”). For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 1., Note 2. Restated Unaudited Interim Financial Information,” above.

Changes in Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended September 30, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K/A filed on December 6, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K/A for the year ended June 30, 2024 filed with the SEC on December 6, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended September 30, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of December 5, 2022, by and among EDOC Acquisition Corp., American Physicians LLC, Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party thereto, AOI Merger Sub, upon execution of a joinder to become party thereto, Australian Oilseeds Investments Pty Ltd., Gary Seaton, in the capacity thereunder as the Seller Representative, and the shareholders of AOI named as Sellers therein (incorporated by reference to Exhibit 2.1 of EDOC’s Form 8-K filed with the SEC on December 9, 2022).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of March 31, 2023, by and among EDOC Acquisition Corp., American Physicians LLC, Australian Oilseeds Holdings Limited and AOI Merger Sub (incorporated by reference to Exhibit 2.1 of EDOC’s Form 8-K filed with the SEC on April 6, 2023).
2.3	Amendment No. 2 to Business Combination Agreement, dated as of March 31, 2023, by and among EDOC Acquisition Corp., American Physicians LLC, Australian Oilseeds Holdings Limited and AOI Merger Sub (incorporated by reference to Exhibit 2.1 of EDOC’s Form 8-K filed with the SEC on December 7, 2023).
2.4	Agreement and Plan of Merger, dated as of March 21, 2024 between AOI Merger Sub Inc. and Edoc Acquisition Corp. (incorporated by reference to Annex C to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
3.1	Amended and Restated Memorandum and Articles of Association of Australian Oilseeds Holdings Limited dated March 21, 2024 (incorporated by reference to Annex B to the proxy statement/prospectus to Amendment No. 3 the Registration Statement on Form F-4 (File. No. 333-274552) of Australian Oilseeds Holdings Limited, filed with the SEC on January 30, 2024).
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2025	AUSTRALIAN OILSEEDS HOLDINGS LTD.

/s/ Gary Seaton
	Name:	Gary Seaton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Bob Wu
	Name:	Bob Wi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

