Form 10-K/A
period 2024-06-30
Australian Oilseeds Holdings Ltd
filed 2025-03-12
CIK 1959994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended June 30, 2024 (Commission File No. 001-41986) (the “Original 10-K”), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2024, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on December 6, 2024 (“Amendment No. 1”). The Company is filing this Amendment to the Original 10-K (as amended, the “Amended 10-K”) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original 10-K.

This Amendment is limited in scope to make the following revisions to the Original 10-K:

*	Amend Part II, Item 9A. “Controls and Procedures” to reflect the identification of a material weakness and address management’s re-evaluation of the effectiveness of our disclosure controls and procedures.

This Amendment does not modify, amend or update in any way our consolidated financial statements and other disclosures set forth in the Original 10-K, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original 10-K. In addition, except as specifically described above, this Amendment does not give effect to any subsequent events occurring after the filing of the Original 10-K, nor does this Amendment modify or update disclosures in the Original 10-K in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

i

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our principal officers, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K as a result of the material weakness described below.

Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with IFRS for each of the periods presented herein.

No Management Assessment Regarding Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”) (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act)  as allowed by the SEC for such transactions in which the legal acquirer is a non-operating public shell company, the internal controls of the legal acquirer may no longer exist as of the assessment date or the assets, liabilities, and operations may be insignificant when compared to the consolidated entity pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

As discussed elsewhere in this report, we completed the Business Combination on March 21, 2024, pursuant to which EDOC merged with and into Merger Sub (the “Merger”), with EDOC continuing as the surviving entity, as a result of which, EDOC became a wholly owned subsidiary of the Company, and each issued and outstanding security of EDOC prior to the Closing Date was cancelled in exchange for the receipt of substantially identical securities of the Company. Also on the Closing Date, the Company acquired all of the issued and outstanding ordinary shares of AOI from the Sellers in exchange for the Company’s ordinary shares. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of our internal control over financial reporting following the Merger has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an initial assessment, we concluded that our internal control over financial reporting was not effective as of June 30, 2024, because of the material weakness described below.

Material Weaknesses in Internal Control Over Financial Reporting

Although management did not conduct a formal assessment of internal control over financial reporting, in connection with the audits of our consolidated financial statements for the years ended June 30, 2024 and 2023, management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas which resulted in late filing of its Original 10-K. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of June 30, 2024.

The material weaknesses above did not result in a misstatement to the consolidated financial statements.

In response, our management team has established a remediation plan to address the previously disclosed material weaknesses. While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such management has concluded the aforementioned material weakness has not been remediated as of June 30, 2024. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

1

Changes in Internal Control over Financial Reporting

Except for the identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of the Original 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index below in this Amendment.

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Gary Seaton, Chief Executive Officer of Australian Oilseeds Holdings Limited, and by Amarjeet Singh, Chief Financial Officer of Australian Oilseeds Holdings Limited.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTRALIAN OILSEEDS HOLDINGS LIMITED

Date: March 12, 2025	By:	/s/ Gary Seaton
Gary Seaton
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary Seaton	Chief Executive Officer and Chairman of the Board	March 12, 2025
Gary Seaton	(Principal Executive Officer)
/s/ Amarjeet Singh	Chief Financial Officer	March 12, 2025
Amarjeet Singh	(Principal Accounting Officer)
*	Director	March 12, 2025
Gowri Shankar
*	Director	March 12, 2025
Menaka Athukorala
*	Director	March 12, 2025
Kapil Singh
*	Director	March 12, 2025
Kevin Chen

*By:	/s/ Gary Seaton
Gary Seaton
As Attorney-in-Fact

3