Form 10-Q
period 2024-12-31
Australian Oilseeds Holdings Ltd
filed 2025-03-31
CIK 1959994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

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

As of March 28, 2025, there were 23,224,102 ordinary shares of the registrant issued and outstanding.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

Quarterly Report on Form 10-Q

Period Ended December 31, 2024

i

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS AT 31 DECEMBER 2024 AND 30 JUNE 2024

	Note	31 December 2024	30 June 2024
		AUD$	AUD$
ASSETS
CURRENT ASSETS
Cash and cash equivalents		1,437,667	514,140
Trade and other receivables	3	6,604,080	4,470,101
Inventories	4	4,788,094	6,202,160
Other current assets	6	806,452	201,830
TOTAL CURRENT ASSETS		13,636,293	11,388,231
NON-CURRENT ASSETS
Property, plant and equipment	5	15,652,841	14,617,513
Right-of-use asset	11	896,392	944,420
Other assets	6	-	429,841
Deferred tax assets		34,270	34,270
Intangible assets		2,582,495	2,582,495
TOTAL NON-CURRENT ASSETS		19,165,998	18,608,539
TOTAL ASSETS		32,802,291	29,996,770
LIABILITIES
CURRENT LIABILITIES
Trade and other payables	7	9,561,164	10,455,684
Borrowings	8	2,949,677	978,574
Lease liability, current	11	89,109	89,109
Income Tax liabilities		-	128,927
Related party loans	21	6,573,652	4,111,661
Convertible note, net of discount	8	1,454,163	1,181,953
Warrant liabilities	10,22	238,613	238,613
Promissory note – related party, current	21	993,180	968,216
Employee benefits		169,407	201,024
TOTAL CURRENT LIABILITIES		22,028,965	18,353,761
NON-CURRENT LIABILITIES
Borrowings	8	4,668,015	5,051,910
Promissory note - related party, non-current	21	273,676	273,676
Lease liability, non-current	11	834,791	879,347
Related party loans	21	5,055,942	4,530,507
TOTAL NON-CURRENT LIABILITIES		10,832,424	10,735,440
TOTAL LIABILITIES		32,861,389	29,089,201
NET (LIABILITIES)/ASSET		(59,098)	907,569
EQUITY
Share capital	9	3,562	3,562
Share premium	9	17,064,658	17,064,658
Accumulated losses		(18,892,185)	(17,950,222)
Total deficit attributable to equity holders of the Company		(1,823,965)	(882,002)
Non-controlling interest		1,764,867	1,789,571
TOTAL (DEFICIT)/EQUITY		(59,098)	907,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PROFIT OR (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND SIX MONTHS ENDED 31 DECEMBER 2024 AND 31 DECEMBER 2023

	Note	THREE MONTHS ENDED DEC 2024	THREE MONTHS ENDED DEC 2023	SIX MONTHS ENDED DEC 2024	SIX MONTHS ENDED DEC 2023
		AUD$	AUD$	AUD$	AUD$
Sales revenue	12	10,404,851	9,952,463	20,733,716	19,690,935
Cost of sales	13	(9,199,857)	(8,110,209)	(18,698,342)	(15,375,900)
Gross profit		1,204,994	1,842,254	2,035,374	4,315,035
General and administrative expenses	14	(1,141,438)	(613,336)	(1,971,844)	(1,499,139)
Selling and marketing expenses	15	(85,189)	(186,332)	(284,534)	(255,205)
Other income	16	31,155	41,173	63,529	42,827
Operating (loss)/profit		9,522	1,083,759	(157,475)	2,603,518
Finance expenses	18	(329,854)	(113,371)	(809,190)	(222,599)
(Loss) Profit before income tax		(320,332)	970,388	(966,665)	2,380,919
Income tax expense		-	-	-	-
(Loss) Profit for the period		(320,332)	970,388	(966,665)	2,380,919
Other comprehensive income for the period, net of tax		-	-	-	-
Total comprehensive (loss) income		(320,332)	970,388	(966,665)	2,380,919
(Loss) Profit attributable to:
Members of the parent entity		(328,299)	735,668	(941,961)	1,832,032
Non-controlling interest		7,967	234,720	(24,704)	548,887
Total (Loss) Income		(320,332)	970,388	(966,665)	2,380,919
Total comprehensive (loss) income attributable to:
Members of the parent entity		(328,299)	735,668	(941,961)	1,832,032
Non-controlling interest		7,967	234,720	(24,704)	548,887
Total		(320,332)	970,388	(966,665)	2,380,919
(Loss) Earnings per share attributable to the ordinary equity holders of the parent
Profit or loss
Basic (loss) earnings per share (cents)	19	(0.01)	0.04	(0.04)	0.13
Diluted (loss) earnings per share (cents)	19	(0.01)	0.04	(0.04)	0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED 31 DECEMBER 2024 AND 31 DECEMBER 2023

		Shares	Share	Accumulated	Non-controlling
	Note	Capital	Premium	Losses	Interests	Total
		AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 30 June 2024		3,562	17,064,658	(17,950,222)	1,789,571	907,569
Loss for the period attributable to members of the parent entity		-	-	(613,664)	(32,671)	(646,335)
Balance on 30 September 2024		3,562	17,064,658	(18,563,886)	1,756,900	261,234
(Loss) profit for the period attributable to members of the parent entity		-	-	(328,299)	7,967	(320,332)
Balance on 31 December 2024		3,562	17,064,658	(18,892,185)	1,764,867	(59,098)

		Shares	Share	Retained	Non-controlling
	Note	Capital	Premium	Earnings	Interests	Total
		AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 30 June 2023, restated		2,860	2,579,627	3,712,333	1,357,697	7,652,517
Profit for the period attributable to members of the parent entity		-	-	1,096,364	314,167	1,410,531
Balance on 30 September 2023		2,860	2,579,627	4,808,697	1,671,864	9,063,048
Profit for the period attributable to members of the parent entity		-	-	735,668	234,720	970,388
Balance on 31 December 2023		2,860	2,579,627	5,544,365	1,906,584	10,033,436

The accompanying notes are an integral part of these consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED 31 DECEMBER 2024 AND 31 DECEMBER 2023

	Note	2024	2023
		AUD$	AUD$

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts from customers		18,663,267	19,727,952
Payments to suppliers and employees		(20,471,825)	(21,046,214)
Tax Refund received/Income tax paid		(160,692)	(59,334)
Interest paid		(499,739)	(209,812)
Net cash (used in) operating activities	20	(2,468,989)	(1,587,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(805,084)	(1,716,060)
Net cash (used in) investing activities		(805,084)	(1,716,060)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties’ loans		2,800,660	4,732,555
Proceeds from secured borrowings		1,971,103	896,903
Repayment of secured borrowings		(547,201)	(1,992,041)
Repayment of lease liability		(26,962)	(34,207)
Net cash provided by financing activities		4,197,600	3,603,210
Net (decrease)/increase in cash and cash equivalents held		923,527	299,742
Cash and cash equivalents at beginning of period		514,140	121,273
Cash and cash equivalents at the end of December period		1,437,667	421,015

AUSTRALIAN OILSEEDS HOLDINGS LTD.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Establishment and Operations

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

These financial statements have been prepared in accordance with International Accounting Standards as issued by the International Accounting Standards Board (IASB) (collectively International Accounting Standards).

The preparation of financial statements in compliance with adopted International Accounting Standards requires the use of certain critical accounting estimates. It also requires Company management to exercise judgment in applying the Company’s accounting policies. The areas where significant judgments and estimates have been made in preparing the financial statements and their effects are disclosed in note 2.

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

2. Summary of Material Accounting Policies

(a) Unaudited Interim Financial Information

The accompanying condensed consolidated statement of financial position as of 31 December 2024, and the condensed consolidated statements of profit or loss and other comprehensive income (loss), changes in equity and cash flows for the three and six months ended 31 December 2024 and 2023 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with International Accounting Standards have been omitted pursuant to those rules or regulations. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of 31 December 2024 and the results of operations and cash flows for the six months ended 31 December 2024 and 2023. The results of operations for the three and six months ended 31 December 2024 are not necessarily indicative of the results to be expected for the year ending 30 June 2025 or for any other interim period or other future year. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended 30 June 2024.

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

The Company’s financial statements comprise the financial statements of the Company and its subsidiaries as of December 31, each year. Subsidiaries are consolidated from the date of their acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that control ceases. The financial statements of subsidiaries are prepared for the same reporting year as the parent Company, using consistent accounting policies. Intra-company balances and transactions, including unrealized profits arising from intra-company transactions, have been eliminated. Unrealized losses are eliminated unless the transaction provides evidence of an impairment of the asset transferred. Non-controlling interests represent the equity in subsidiaries that is not attributable, directly or indirectly, to the Parent shareholders.

Details of subsidiaries as of 31 December 2024 and 30 June 2024 were as follows:

Subsidiaries	% of legal ownership 31 Dec 2024	% of legal ownership 30 Jun 2024	Country of Incorporation	Principal business activities
Australian Oilseeds Pty Ltd.	100%	100%	Australia	Investment

Cootamundra Oilseeds Pty Ltd.	82.7%	82.7%	Australia	Oilseeds crushing business

Cowcumbla Investments Pty Ltd.	82.7%	82.7%	Australia	Investment

Good Earth Oils Pty Ltd.	100%	100%	Australia	Marketing and Distribution

EDOC Acquisition Limited	100%	100%	Cayman Islands	SPAC

The carrying amount of the Company’s investment in the subsidiary and the equity of the subsidiary is eliminated on consolidation.

(c) Substantial doubt regarding Going Concern

The Company incurred a loss after income tax for 3 months ended 31 December 2024 of AUD$320,332 (31 December 2023: Profit AUD$970,388) and for six months ended 31 December 2024 a loss of AUD$966,665 (31 December 2023: Profit AUD$2,380,919). The Company was in a net current liability position of AUD$8,392,672 as of 31 December 2024 (30 June 2024: AUD$6,965,530). Net cash outflow from operating activities was AUD$ 2,468,989 for the six months ended 31 December 2024 (31 December 2023: AUD$1,587,408).

As of 31 December 2024, the consolidated entity had cash in hand and at bank of AUD$1,437,667 (30 June 2024: AUD$514,140).

The above factors raise substantial doubt about the Group’s ability to continue as a going concern unless it can successfully meet the stated objectives and/or raise additional funds with its financiers and investors.

As at 31 December 2024, all banking covenants associated with the borrowings from the Commonwealth Bank of Australia were in compliance. There are two covenants being:

●	The interest cover ratio in respect of the obligor must for each reporting period be no less than 2.50 times; and
●	The net working capital ratio must at all times be more than 80%.

Company’s ability to continue its business activities as a going concern is dependent upon the Company deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, CBA, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 31 December 2024 of AUD$ 6,028,897 which is repayable on demand. In addition, the Company also has the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or executing a US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC.

Accordingly, the directors have prepared the financial statements on a going concern basis which contemplates continuity of normal activities and realization of assets and settlement of liabilities in the normal course of business.

Should the Company be unable to obtain funding from banks or other financiers, PIPE investors or fail to execute the ELOC, the Company may be required to realize its assets and discharge its liabilities other than in normal course of business and at amounts different to those stated in these financial statements. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or amounts of liabilities that might result should the Company be unable to continue as a going concern.

(d) Financial instruments

Financial instruments are recognised initially on the date that the Company becomes party to the contractual provisions of the instrument.

On initial recognition, all financial instruments are measured at fair value plus transaction costs (except for instruments measured at fair value through profit or loss where transaction costs are expensed as incurred).

Concentration of Key Customers

A substantial portion of the Company’s products are sold to its top five customers. For the three months ending 31 December 2024 and 2023, 74.9% and 71.4%, respectively, of total sales by the Company were to its top five customers.

	Unaudited Total Sales for The Three Months Ended	Unaudited Total Sales for The Six Months Ended	Outstanding Balance of Trade Receivables as at
	31 December 2024	31 December 2024	31 December 2024
Customer	AUD$	AUD$	AUD$
Costco Wholesale Australia	2,541,792	6,642,864	745,008
Energreen Nutrition Australia Pty Ltd.	1,850,156	3,117,863	1,474,914
Daabon Organic Australia & Daabon Japan Pty Ltd.	1,425,514	1,956,059	1,570,443
Rivalea (Australia) Pty Ltd. – Animal Nutrition	745,063	1,353,151	295,248
Woolworths	727,559	1,734,048	118,736

	Total Sales for the Three Months Ended 31 December 2023	Total Sales for the Six Months Ended 31 December 2023	Outstanding Balance of Trade Receivables as at 31 December 2023
Customer	AUD$	AUD$	AUD$
Energreen Nutrition Australia Pty Ltd.	1,981,583	3,171,708	-
Daabon Organic Australia & Daabon Japan Pty Ltd.	1,530,008	2,411,387	831,354
Costco Wholesale Australia	1,356,052	3,977,229	573,714
Daabon Organic Australia Pty Ltd.	1,142,306	1,142,306	1,031,797
Hygain NSW (Proprietary) Limited	1,095,955	2,320,163	482,525

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

(n) New and amended standards and interpretations

i) New standards, amendments to published approved accounting and reporting standards and interpretations which are effective during the year

The Company has applied the following standards and amendments for the first time for its annual reporting for the period commencing 1 July 2024:

●	Definition of Accounting Estimates - amendments to IAS 8

●	International Tax Reform - Pillar Two Model Rules - amendments to IAS

●	Deferred Tax related to Assets and Liabilities arising from a Single Transaction - amendments to IAS 12

●	Disclosure of Accounting Policies - Amendments to IAS 1 and International Accounting Standards Practice Statement 2

The amendments listed above did not have any impact on the amounts recognised in prior periods and are not expected to significantly affect the current or future periods.

ii) Standards, amendments to published standards and interpretations that are not yet effective and have not been early adopted by the Company

●	Amendments to International Accounting Standards 10 and International Accounting Standards 28 - Sale or Contribution of Assets between an Investor and its Associate or Joint Venture

●	Amendments to International Accounting Standards 1 - Classification of Liabilities as Current or Non-current

●	Amendments to International Accounting Standards 7 and International Accounting Standards 7 - Supplier Finance Arrangements

●	Amendments to International Accounting Standards 16 - Lease Liability in a Sale and Leaseback

●	Amendments to International Accounting Standards 18 – Presentation and Disclosure in Financial Statements

The amendments listed above have been published but are not mandatory for 31 December 2024 reporting periods and have not been early adopted by the Company. These amendments are not expected to have a material impact on the entity in the current or future reporting periods and on foreseeable future transactions.

3. Trade and Other Receivables

	Unaudited 31 December 2024	30 June 2024
	AUD$	AUD$
CURRENT
Related party-Loans Note 21	599,518	-
Trade receivables- Related parties Note 21	1,481,636	-
Trade receivables, net (1)	4,522,926	4,470,101
Total current trade and other receivables	6,604,080	4,470,101

(1)	Trade receivables are presented net of expected net credit loss of AUD$169,148 and AUD$138,000 at 31 December 2024 and 30 June 2024, respectively.

The carrying value of trade receivables is considered a reasonable approximation of fair value due to the short-term nature of the balances.

The maximum exposure to credit risk at the reporting date is the fair value of each class of receivable in the financial statements.

The table below presents the expected credit losses on trade receivables for the six months ended 31 December 2024:

	Unaudited
	Current sales	30 days	60 days	90 days and older	Total
Balance as at reporting date	$2,920,324	$1,541,159	$52,701	$177,890	$4,692,074
Expected loss rate	3.11%	3.97%	4.86%	8.16%
ECL allowance	$90,887	$61,184	$2,561	$14,516	$169,148

The table below presents the expected credit losses on trade receivables for the year ended 30 June 2024:

	Current sales	30 days	60 days	90 days	Total
Balance as at reporting date	$1,937,078	$704,576	$1,047,911	$918,536	$4,608,101
Expected loss rate	0.75%	2.27%	4.86%	6.16%
ECL allowance	$14,520	$15,995	$50,935	$56,550	$138,000

4. Inventories

	Unaudited 31 December 2024	30 June 2024
	AUD$	AUD$
CURRENT
Raw materials and consumables	4,051,581	5,678,351
Finished Goods	697,209	466,787
Consumables	39,304	57,022
Total inventories	4,788,094	6,202,160

5. Property, plant and equipment

	Unaudited 31 December 2024	30 June 2024
	AUD$	AUD$
LAND AND BUILDINGS
Freehold land
At cost	312,377	312,377
Total Land	312,377	312,377
Buildings
At cost	5,490,655	5,490,655
Accumulated depreciation	(1,223,771)	(1,155,138)
Total buildings	4,266,884	4,335,517
Total land and buildings	4,579,261	4,647,894
PLANT AND EQUIPMENT
Plant and equipment
At cost	14,327,434	13,118,595
Accumulated depreciation	(3,299,745)	(3,200,732)
Total plant and equipment	11,027,689	9,917,863
Motor vehicles
At cost	84,136	84,136
Accumulated depreciation	(52,179)	(45,354)
Total motor vehicles	31,957	38,782
Office equipment
At cost	61,812	58,890
Accumulated depreciation	(47,878)	(45,916)
Total office equipment	13,934	12,974
Total plant and equipment	11,073,580	9,969,619
Total property, plant and equipment	15,652,841	14,617,513

(a)	Movements in carrying amounts of property, plant and equipment

Movement in the carrying amounts for each class of property, plant and equipment for the six months ended 31 December 2024 and for the year ended 30 June 2024:

			Plant and	Motor	Office
	Land	Buildings	Equipment	Vehicles	Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Six Months Ended 31 December 2024
Balance at 30 June 2024	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513
Additions	-	-	1,210,242	-	671	1,210,913
Reclass	-	-	(1,403)	-	1,403	-
Depreciation expense	-	(68,633)	(99,013)	(6,825)	(1,114)	(175,585)
Balance at 31 December 2024	312,377	4,266,884	11,027,689	31,957	13,934	15,652,841

	Land	Buildings	Plant and Equipment	Motor Vehicles	Office Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Year ended 30 June 2024
Balance at 30 June 2023	312,377	4,472,783	5,743,013	-	14,419	10,542,592
Additions	-	-	4,432,465	38,291	6,679	4,477,435
Reclassification	-	-	(8,094)	9,840	(1,746)	-
Depreciation expense	-	(137,266)	(249,521)	(9,349)	(6,378)	(402,514)
Balance at 30 June 2024	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513

6 Other assets

	Unaudited 31 December 2024	30 June 2024
	AUD$	AUD$
CURRENT
Prepayments	152,815	-
Tax recoverable	130,445	-
Other current assets	523,192	201,830
Total non-financial assets	806,452	201,830

	31 December 2024	30 June 2024
	AUD$	AUD$
NON-CURRENT
Prepayment of equipment	-	429,841

7. Trade and Other Payables

	Unaudited 31 December 2024	30 June 2024
	AUD$	AUD$
CURRENT
Related parties – payable Note 21	980,127	589,166
Trade payables	8,581,037	9,866,518
Total trade and other payables	9,561,164	10,455,684

Trade and other payables including related party payables are unsecured, non-interest bearing and are normally settled within 30 days. The carrying value of trade and other payables is considered a reasonable approximation of fair value due to the short-term nature of the balances.

8. Borrowings

Secured bank loan

In Feb 2024, the Company obtained an AUD$14 million bank facility to fund the expansion of the Cootamundra facility. The Company has deployed the AUD$14 million bank facility as follows: (i) AUD$4 million was allocated for equipment finance, (ii) AUD$8 million for working capital to purchase canola seed with max trade advance tenor of 120 days with BBSY plus 1.5% margin rate per annum, and (iii) AUD$2 million for interest only loan over three years with interest rate of variable base rate minus a margin of 3.48% per annum for business growth and working capital related to the crushing plant’s expansion.

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

The following table summarizes outstanding borrowings as of 31 December 2024 and 30 June 2024:

	Unaudited 31 December 2024			30 June 2024
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Equipment Finance secured bank loan	978,574	2,542,652	3,521,226	978,574	2,900,259	3,878,833
Trade finance facility	1,971,103	-	1,971,103	-	-	-
Interest only secured bank loan	-	2,125,363	2,125,363	-	2,151,651	2,151,651
Total secured bank loan	2,949,677	4,668,015	7,617,692	978,574	5,051,910	6,030,484
Convertible note, net of debt discount	1,454,163	-	1,454,163	1,181,953	-	1,181,953
Total	4,403,840	4,668,015	9,071,855	2,160,527	5,051,910	7,212,437

The future payments of the equipment finance secured bank loan as of 31 December 2024 were as follows:

Calendar year	AUD$
2025	978,573
2026	978,573
2027	978,573
2028	978,573
2029	244,643
Total payments outstanding	4,158,935
Less: accrued interest	(637,710)
Total equipment finance secured loan outstanding	3,521,225

The following table summarizes the outstanding Convertible Note as of 31 December 2024 and 30 June 2024:

	31 December 2024	30 June 2024
	AUD$	AUD$
Principal value of Convertible Note	1,874,574	1,874,574
Debt discount, net of amortization	(420,411)	(692,621)
Convertible Note	1,454,163	1,181,953

9. Issued Capital

There have been no movements or changes in issued capital since 30 June 2024.

10. Warrants

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

The following table presents the warrants outstanding and exercisable on 31 December 2024 and 30 June 2024:

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

These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and are exercisable commencing 30 days after the Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

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

11. Lease liabilities and right-of-use assets

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

The following table shows the remaining contractual maturities of the Company’s lease liabilities and the right-of-use assets as of 31 December 2024 and 30 June 2024:

Right-of-use assets	Unaudited 31 December 2024	30 June 2024
At cost	$1,347,718	$1,347,718
Less accumulated amortisation	(451,326)	(403,298)
Total	$896,392	$944,420

	31 December 2024	30 June 2024
Lease liabilities
Within 1 year (Current)	$89,109	$89,109
After 1 year but within 2 years	80,750	80,750
After 2 years but within 5 years	224,930	224,930
After 5 years	529,111	573,667
Non-current	834,791	879,347
Total	$923,900	$968,456

12. Revenue

The Company derives its revenue principally from wholesale and retail sales of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company derives revenue from the transfer of goods at a point in time. The table below shows the Company’s revenue disaggregated by product type.

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$

Wholesale oils	$2,346,987	$3,057,273
High protein meals	2,836,170	3,264,452
Other sales	43,439	123,143
Retail oils	5,178,255	3,507,595
Total revenues	$10,404,851	$9,952,463

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$

Wholesale oils	$4,436,210	$6,212,808
High protein meals	5,346,643	5,957,922
Toll crushing service	-	222,095
Seeds	-	23,490
Other sales	68,416	200,271
Retail oils	10,882,447	7,074,349
Total revenues	$20,733,716	$19,690,935

13. Cost of Sales

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$

Cost of finished goods	$2,189,181	$1,745,113
Cost of material	5,401,859	5,016,144
Direct labor	559,775	548,145
Freight and storage	772,866	521,170
Depreciation	83,823	79,797
Occupancy costs	151,923	88,698
Repairs and maintenance	40,430	111,142
Total cost of sales	$9,199,857	$8,110,209

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$

Cost of finished goods	$4,337,709	$2,716,613
Cost of material	11,229,280	9,835,424
Direct labor	1,147,406	1,069,980
Freight and storage	1,470,317	1,141,616
Depreciation	167,646	205,254
Occupancy costs	297,387	200,887
Repairs and maintenance	48,597	206,126
Total cost of sales	$18,698,342	$15,375,900

14. General and administrative expenses

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$

Professional fees	$529,028	$352,319
Audit fee	89,512	-
Employee costs	37,886	20,756
Insurance	119,336	40,803
Other expenses	165,602	82,157
Subscriptions and dues	13,232	4,505
Management fee	111,000	75,000
Travel expenses	37,678	19,227
Depreciation	28,122	-
Technology costs	2,650	11,959
Occupancy costs	2,181	2,964
Security	2,339	2,209
Utilities	2,872	1,437
Total general and administrative expenses	$1,141,438	$613,336

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$

Professional fees	$789,888	$888,641
Audit fee	89,512	-
Employee costs	224,979	90,823
Insurance	274,718	86,368
Other expenses	217,110	146,087
Subscriptions and dues	13,739	67,065
Management fee	189,000	153,000
Travel expenses	114,084	30,586
Depreciation	31,954	1,887
Technology costs	3,986	13,107
Occupancy costs	13,095	14,017
Security	4,567	4,306
Utilities	5,212	3,252
Total general and administrative expenses	$1,971,844	$1,499,139

15. Selling and marketing expenses

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$
Professional fees	$-	$15,000
Bad debts	$4,513	$142,000
Advertising and marketing expenses	80,676	29,332
Total selling and marketing expenses	$85,189	$186,332

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$
Professional fees	$87,750	$67,500
Bad debts	$4,513	$142,000
Advertising and marketing expenses	192,271	45,705
Total selling and marketing expenses	$284,534	$255,205

16. Other Income

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$
Other income	$31,155	$41,173
Total other income	$31,155	$41,173

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$
Other income	$63,529	$42,827
Total other income	$63,529	$42,827

17. Key management personnel compensation

Key management personnel remuneration included within employee expenses for the three and six months ended 31 December 2024 and 2023 is shown below:

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$
Short-term employee benefits	$111,000	$90,000
Post-employment benefits	$12,765	$9,900
Total	$123,765	$99,900

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$
Short-term employee benefits	$242,154	$123,602
Post-employment benefits	$27,848	$13,260
Total	$270,002	$136,862

18. Finance Expenses

	Three Months Ended 31 December
	2024	2023
	AUD$	AUD$
Amortization of debt discount	136,105	-
Realised and unrealised currency losses (gains)	(48,049)	(7,436)
Interest expense	241,798	120,807
Total finance expenses	329,854	113,371

	Six Months Ended 31 December
	2024	2023
	AUD$	AUD$
Amortization of debt discount	277,447	-
Realised and unrealised currency losses (gains)	(24,040)	(22,627)
Interest expense	555,783	245,226
Total finance expenses	809,190	222,599

19. (Loss) Earnings per share

(a) Basic (loss) earnings per share

	Three Months Ended 31 December		Six Months Ended 31 December
	2024	2023	2024	2023
	AUD$		AUD$
Total basic (loss) earnings per share attributable to the ordinary equity holders of the company	(0.01)	0.04	(0.04)	0.13

(b) Diluted (loss) earnings per share

	Three Months Ended 31 December		Six Months Ended 31 December
	2024	2023	2024	2023
	AUD$		AUD$
Total diluted (loss) earnings per share attributable to the ordinary equity holders of the company	(0.01)	0.04	(0.04)	0.13

(c) Weighted average number of shares used as the denominator

	Three and Six Months Ended 31 December 2024	Three and Six Months Ended 31 December 2023
Weighted average number of ordinary shares used as the denominator in calculating basic earnings per share	23,224,102	18,646,643
Adjustments for calculation of diluted earnings per share:	-	-
Amounts uncalled on partly paid shares and calls in arrears	-	-
Options	-	-
Deferred shares	-	-
Convertible notes	-	-
Weighted average number of ordinary shares and potential ordinary shares used as the denominator in calculating diluted earnings per share	23,224,102	18,646,643

20. Cash Flow Information

(a)	Reconciliation of cash

Cash for the six months ended 31 December 2024 and 2023 as shown in the consolidated statement of cash flows is reconciled to items in the consolidated statement of financial position as follows:

	31 December 2024	31 December 2023
	AUD$	AUD$
Cash and cash equivalents	1,437,667	421,015

(b)	Reconciliation of result for the year to cashflows from operating activities

Reconciliation of net income to net cash provided by operating activities:

(Loss) Profit for the period	(966,665)	2,380,919
Non-cash flows in (loss) profit:
– cash flows excluded from profit attributable to operating activities	165,752	12,787
– depreciation	223,612	230,767
-interest	137,839	-
Changes in assets and liabilities:
– (increase)/decrease in trade and other receivables	(2,133,979)	(5,810)
– (increase)/decrease in other assets	(805,252)	1,145,971
– (increase)/decrease in inventories	1,414,066	(2,285,450)
– increase/(decrease) in trade and other payables	(343,818)	(3,401,045)
– increase/(decrease) in provisions	(160,544)	334,453
Cash flows from/(used in) operations	(2,468,989)	(1,587,408)

Non-cash investing and financing activities were as follows:

	31 December 2024	31 December 2023
Intangible asset	-	50,000
Accrued expenses and warrant liabilities assumed upon closing of the merger with EDOC	136,105	-
Promissory note – related party assumed upon closing of the merger with EDOC	-	-
Property Plant & Equipment (PPE)
Prepayment for purchase of PPE in FY 2024 capitalised in Half year ended 31 December 2024	429,841	-
Payments made by related party for company’s accrued expenses	550,702	-

21. Related Parties

(a) The Company’s main related parties are as follows:

Key management personnel — refer to Note 17.

Other related parties include close family members of key management personnel and entities that are controlled or significantly influenced by those key management personnel or their close family members and American Physicians, LLC, shareholders from the Sponsor of EDOC.

(b) Transactions with related parties.

The following transactions occurred with related parties:

For the six months ended 31 December 2024 and the year ended 30 June 2024 a related party loan is owed to JSKS Enterprises Pty Ltd., which is the trustee of Gary Seaton Family Trust, and interest rate charge is 6% per annum. to be repaid within 12 months after the year end, and the remaining principal shall be repaid more than 12 months after the year end.

For the six months ended 31 December 2024 and the year ended 30 June 2024 a related party loan is owed to Energreen Nutrition Australia Pty Ltd., which is controlled by Gary Seaton, and interest rate charge is 6% per annum and expected to be repaid in full within 12 months after the year end.

For the six months ended 31 December 2024 and the year ended 30 June 2024 the remaining related party loan relates to an interest free loan owed to CQ Oilseeds Pty Ltd.

	Purchases of Seed for the Three Months Ended 31 December 2024	Purchases of Oils for the Three Months Ended 31 December 2024	Sales of Meals for the Three Months Ended 31 December 2024	Other Sales for the Three Months Ended 31 December 2024	Management Fee for the Three Months Ended 31 December 2024	Lease for the Three Months Ended 31 December 2024
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	227,580	-	1,850,156	217,909	93,000	2,605
Sunmania Pty Ltd.	-	-	-	10,647	-	21,000

	Purchases of Seed for the Six Months Ended 31 December 2024	Purchases of Oils for the Six Months Ended 31 December 2024	Sales of Meals for the Six Months Ended 31 December 2024	Other Sales for the Six Months Ended 31 December 2024	Management Fee for the Six Months Ended 31 December 2024	Lease for the Six Months Ended 31 December 2024
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	5,055,680	678,506	3,117,863	217,909	171,000	2,605
Soon Soon Oilmills Sdn Bhd. *	-	348,895	-	11,368	-	-
Sunmania Pty Ltd.	-	-	-	10,647	-	35,000

*	Gary Seaton has a 20% share of Soon Soon Oilmills Sdn Bhd.

(a)	Loans to/from related parties

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 31 December 2024.

	Balance
	as of 31 December 2024
	Current	Non-current		Total
	AUD$	AUD$		AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	5,375,665	1,063,829		6,439,494
JSKS Enterprises Pty Ltd. Loan	1,005,987	3,932,742	(1)	4,938,729
CQ Oilseeds Pty Ltd. loan	-	59,371		59,371
Sunmania Pty Ltd loan	192,000	-		192,000
Total due to related parties	6,573,652	5,055,942		11,629,594
Due from JSKS (Note-3)	599,518	-		599,518

American Physicians LLC promissory note (2)	993,180	273,676		1,266,856

Energreen Nutrition Australia Pty Ltd. accounts payable (Note 7)	980,127	-		980,127
Trade receivable- Energreen Nutrition (Note- 3)	1,474,914	-		1,474,914
Trade receivable- Sunmania Pty Ltd (Note-3)	6,722	-		6,722

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 30 June 2024.

	Balance
	as of 30 June 2024
	Current	Non-current	Total
	AUD$	AUD$	AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	3,863,250	-	3,863,250
JSKS Enterprises Pty Ltd. Loan	100,925	4,431,136	4,532,061
CQ Oilseeds Pty Ltd. loan		59,371	59,371
Sunmania Pty Ltd loan	152,000	40,000	192,000
Less: Origin Food loan receivable	(4,514)	-	(4,514)
Total due to related parties	4,111,661	4,530,507	8,642,168

American Physicians LLC promissory note	968,216	273,676	1,241,892

Energreen Nutrition Australia Pty Ltd. accounts payable (Note 7)	589,166	-	589,166

(1)	Includes $1,178,982 of accrued interest.

(2)	Includes $24,964 of accrued interest.

Interest to Energreen Nutrition Australia Pty Ltd. was AUD$20,697 and AUD$35,328 for the six months ended 31 December 2024 and 2023, respectively.

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

As of 31 December 2024, and 30 June 2024, there was AUD$690,184 (USD$450,000) and AUD$690,184 (USD$450,000) outstanding under the First Promissory Note, respectively.

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

As of 31 December 2024, and 30 June 2024, there was AUD$526,744 (USD$343,437) and AUD$526,744 (USD$343,437) outstanding under the Second Promissory Note. As of June 30, 2023, there was nothing outstanding under the Second Promissory Note.

Accrued interest on the First Promissory Note and the Second Promissory Note was AUD$49,928 and AUD$24,964 as of 31 December 2024 and 30 June 2024, respectively.

The following table summarizes the promissory notes – related party as of 31 December 2024 and 30 June 2024:

	Unaudited 31 December 2024			30 June 2024
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Promissory notes – related party	993,180	273,676	1,266,856	968,216	273,676	1,241,892

22. Fair value measurement

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

The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of 31 December 2024 and 30 June 2024, due to the short maturities of such instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis on 31 December 2024 and 30 June 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		31 December	30 June
Description:	Level	2024	2024
		AUD$	AUD$
Liabilities:
Warrant liability—Private and Representative Warrants	3	12,676	12,676
Warrant liability – Penny Warrants	3	146,730	146,730
Warrant liability – Arena Ordinary Share Warrants	3	79,207	79,207
Total		238,613	238,613

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

There were no transfers between Levels 1, 2 or 3 during the three and six months ended 31 December 2024 and the year ended 30 June 2024.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of 31 December 2024 and 30 June 2024. The Representative Warrants were valued using similar information, except for the strike price which is USD$12.

31 December and 30 June
2024
$USD
Exercise price	$11.50
Share price	$0.97
Volatility	54.9%
Expected life	4.73
Risk-free rate	4.33%
Dividend yield	-%

The following table provides quantitative information regarding Level 3 fair value measurements for the Penny Warrants and the Arena Ordinary Share Warrants as of 31 December 2024 and 30 June 2024.

	31 December and 30 June	Initial value April 8,
	2024	2024
	$USD	$USD
Exercise price	92.5% of average lowest daily VWAP during the 10 preceding trading days	92.5% of average lowest daily VWAP during the 10 preceding trading days
Share price	$0.97	$1.43
Volatility	54.9%	51.9%
Expected life	4.83	5.0
Risk-free rate	4.33%	4.43%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants Penny Warrants, and Arena Warrants, Level 3 liabilities, measured on a recurring basis.

	Private Placement	Representative	Arena Ordinary Share	Penny	Total Warrant Liabilities
	$AUD	$AUD	$AUD		$AUD
Fair value as of 30 June 2024	$12,655	$21	$79,207	$146,730	$238,613
Change in fair value	-	-	-	-	-
Fair value as of 31 December 2024	$12,655	$21	$79,207	$146,730	$238,613

There were no significant changes to fair values of above instruments from 30 June 2024 to 31 December 2024.

23. Commitments and Contingencies

In the opinion of the Directors, the Company did not have any contingencies on 31 December 2024 and 30 June 2024.

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

As of 31 December 2024 and 30 June 2024, the Company has paid Nil and USD$1,550,000, respectively of the Owed Amounts to IBS and AUD$1,781,058 and AUD$1,781,058 are outstanding and recorded in trade and other payables, respectively, in the accompanying statement of financial position.

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

As of 31 December 2024, the Company has paid USD$800,000 and USD$1,050,000 is outstanding and recorded in trade and other payable in the accompanying consolidated statement of financial position.

24. Net Tangible Assets

Net tangible assets per ordinary share have been determined using the net assets on the consolidated statement of financial position adjusted for non-controlling interests, intangible assets and goodwill.

25. Events Occurring After the Reporting Date

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

Results of Operations

The following selected consolidated financial data are derived from the unaudited financial statements of the Company for the three months ended 31 December 2024 and 2023 and should be read in conjunction with our consolidated financial statements, the related notes and the rest of the section of this Report entitled “Key Components of Consolidated Statements of Operations.” The historical results are not necessarily indicative of the results of future operations.

Three Months Ended 31 December 2024 Compared to the Three Months Ended 31 December 2023

The following tables set forth our Consolidated Statements of Operations data for the periods presented:

	2024	2023	Change	%
	AUD$	AUD$
Sales revenue	10,404,851	9,952,463	452,388	4.5%
Cost of sales	(9,199,857)	(8,110,209)	(1,089,648)	13.4%
Gross profit	1,204,994	1,842,254	(637,260)	(34.6)%
General and administrative expenses	(1,141,438)	(613,336)	(528,102)	86.1%
Selling and marketing expenses	(85,189)	(186,332)	101,143	(54.3)%
Other income	31,155	41,173	(10,018)	(24.3)%
Operating (loss)/profit	9,522	1,083,759	(1,074,237)	(99.1)%
Finance expenses	(329,854)	(113,371)	(216,483)	191.0%
(Loss)/Profit before income tax	(320,332)	970,388	(1,290,720)	(133.0)%
Income tax expense	-	-	-	-%
(Loss)/Profit for the period	(320,332)	970,388	(1,290,720)	(133.0)%
Other comprehensive income for the period, net of tax	-	-
Total comprehensive (loss)/income	(320,332)	970,388	(1,290,720)	(133.0)%
(Loss)/Profit attributable to:
Members of the parent entity	(328,299)	735,668	(1,063,966)	(144.6)%
Non-controlling interest	7,967	234,720	(226,753)	(96.6)%
Total (Loss) Income	(320,332)	970,388	(1,290,719)	(133.0)%
Total comprehensive (loss)/income attributable to:
Members of the parent entity	(328,299)	735,668	(1,063,966)	(144.6)%
Non-controlling interest	7,967	234,720	(226,753)	(96.6)%
Total	(320,332)	970,388	(1,290,719)	(133.0)%

Revenue

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

Total revenue	$10,404,851	$9,952,463	$452,388	4.5%

Sales revenue increased by AUD$0.5 million or 4.5% to AUD$10.4 million for the three-month period ended on 31 December 2024, compared to AUD$10.0 million for the three-month period ended 31 December 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil resulting from the Company’s expanded customer contracts.

The following table summarizes the Company’s revenues disaggregated by product category:

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

Wholesale oils	$2,346,987	$3,057,273	$(710,286)	(23.2)%
High protein meals	2,836,170	3,264,452	(428,282)	(13.1)%
Other sales	43,439	123,143	(79,704)	(64.7)%
Retail oils	5,178,255	3,507,595	1,670,660	47.6%
Total revenues	$10,404,851	$9,952,463	$452,388	4.5%

Wholesale oils represented 22.6% of our revenue for the three months ended 31 December 2024, compared to 30.7% for the three months ended 31 December 2023, and decreased AUD$0.7 million, as compared to the prior year. Retail oils represented 49.8% of our revenue for the three months ended 31 December 2024, compared to 35.2% for the three months ended 31 December 2023, and increased AUD$1.7 million, as compared to the prior period. The primary driver for the revenue increase in retail oils for the three months ended 31 December 2024 compared to the previous period was due to the Company securing three supply contracts to supply 15 Costco Australia stores, 1,050 Woolworth Supermarkets national stores and 850 Coles supermarket stores throughout Australia. The Company also developed four new SKU to target the retail consumers from 2024 through integrated marketing campaign with the supermarkets. As the Company focused on developing the retail market during the current quarter of 2024, the whole sales proportion became smaller than last year quarter. High protein meals for the feed industry represented 27.3% of our revenue for the three months ended 31 December 2024, compared to 32.8% for the three months ended 31 December 2023, and decreased AUD$0.4 million as compared to the prior period. The primary driver for the revenue decrease in high protein meals for the three months ended 31 December 2024, compared to the previous period was a decrease of sales price of protein meal due to Australia experiencing good rainfall year caused less demand of protein meal in feedlot market.

Other sales represent a small portion of our revenue and represented 0.4% of the revenue for the three months ended 31 December 2024, compared to 1.2% for the three months ended 31 December 2023, a decrease of AUD$0.08 million for the three months ended 31 December 2024, as compared to the three months ended 31 December 2023.

Cost of Sales

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

Cost of material	$5,401,859	$5,016,145	$385,715	7.7%
Cost of finished goods	2,189,181	1,745,113	444,068	25.4%
Freight and storage	772,866	521,170	251,696	48.3%
Depreciation	83,823	79,797	4,026	5.0%
Occupancy costs	151,923	88,698	63,225	71.3%
Labor costs	559,775	548,144	11,631	2.1%
Repairs and maintenance	40,430	111,142	(70,712)	(63.6)%
Total cost of sales	$9,199,857	$8,110,209	$1,089,648	13.4%

The cost of sales for the three months ended 31 December 2024 was AUD$9.2 million, an increase of AUD$1.1 million, or 13.4% as compared to the three months ended 31 December 2023. The primary reason for the increase was caused by cost of material (canola seed), Increase in cost of packaging material due to increase in retail sales, and labor cost increase during the quarter. The cost component changed as a result of recognizing cost of finished goods when the oil products were sold in the retail market. The decrease gross margin was mainly due to the development of “Good Earth Oils” branding products in the retail market with support of strong marketing campaign.

General and administrative expenses

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

General and administrative expenses	$1,141,438	$613,336	$528,102	86.1%

General and administrative expenses for the three months ended 31 December 2024 were AUD$1.1 million, an increase of AUD$0.5 million, or 86.1%, compared to the three months ended 31 December 2023. This increase was primarily due to Increase in professional fee AUD 177K, Insurance AUD 79K, Audit fee AUD 90K and management fee AUD 36K

Selling and marketing expenses

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

Selling and marketing expenses	$85,189	$186,332	$(101,143)	(54.3)%

Selling and marketing expenses for the three months ended 31 December 2024 were AUD$0.08 million, a decrease of AUD$0.1 million, or 54.3% compared to the three months ended 31 December 2023. This decrease was due to recognition of Bad debt amounting to nil and AUD 142K in period ended 31 December 2024 and 31 December 2023.

Other Income

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

Other income	$31,155	$41,173	$(10,018)	(24.3)%

Other income for the three months ended 31 December 2024 was AUD$0.03 million, a decrease of AUD$0.01 million, or 24.3% compared to the three months ended 31 December 2023. This decrease was primarily due to Interest charges to customers.

Finance expenses

	Three Months Ended 31 December (AUD)
	2024	2023	Change	Change %

Finance expenses	$329,854	$113,371	$216,483	190.9%

Finance expenses increased by AUD$0.2 million or 190.9% to AUD$0.3 million for the three months ended 31 December 2024 compared to AUD$0.1 million for the three months ended on 31 December 2023, primarily due to the fact that the Company began to repay the AUD$4m asset finance provided by Commonwealth Bank of Australia to expand the existing Cootamundra Oilseeds factory plant, the amortization of the convertible note discount of AUD$0.1 million and the interest accrual on the promissory notes with American Physicians LLC and utilization of trade finance facility from Commonwealth Bank of Australia.

Liquidity and Capital Resources

As of 31 December 2024, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers.

The Company incurred a loss after income tax for 3 months ended 31 December 2024 of AUD$320,332 (31 December 2023: Profit AUD$970,388) and for six months ended 31 December 2024 a loss of AUD$966,665 (31 December 2023: Profit AUD$2,380,919). The Company was in a net current liability position of AUD$8,392,672 as of 31 December 2024 (30 June 2024: AUD$6,965,530). Net cash outflow from operating activities was AUD$ 2,468,989 for the six months ended 31 December 2024 (31 December 2023: AUD$1,587,408).

As at 31 December 2024 and 30 June 2024, the consolidated entity had cash in hand and at bank of AUD$1,437,667 and AUD$514,140, respectively.

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

In addition to the above unpaid costs incurred by ADOC, we incurred additional professional costs of AUD$1,031,301 in relation to the NASDAQ listing activities this current year, with AUD$501,917 paid and the remaining balance unpaid as of 31 December 2024.

Therefore, our ability to continue its business activities as a going concern is dependent upon us deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 31 December 2024 of AUD$6,028,897. In addition, we also have the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of its consolidated financial statements.

The following table shows the net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Six Months Ended 31 December (AUD)
	2024	2023
Net cash provided by (used in)	923,527	299,742
Operating activities	$(2,468,989)	(1,587,408)
Investing activities	(805,084)	(1,716,060)
Financing Activities	4,197,600	3,603,210

Operating Activities

As of 31 December 2024, our net cash and cash equivalents provided by (used in) operating activities consists primarily of AUD$18,663,267 of cash receipts from customers and AUD$20,471,825 of payments to suppliers and employees.

By comparison, the Company’s net cash and cash equivalents received in operating activities as of 31 December 2023, consists primarily of AUD$19,727,952 of cash receipts from customers and AUD$21,046,214 of payments to suppliers and employees.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases.

Net cash and cash equivalents used in investing activities during the six months ended 31 December 2024, consisted of AUD$805,084 of purchased property and equipment.

By comparison, the Company’s net cash and cash equivalents used in investing activities during the six months ended 31 December 2023, consisting primarily of AUD$1,716,060 of purchased property and equipment.

Financing Activities

Net cash flows from financing activities were AUD$4,197,600 for the six months ended 31 December 2024, consisted of net cash inflow related party loans AUD$2,800,660, trade facility borrowings AUD$ 1,971,103 and repayment of loan AUD$ 547,201.

By comparison, the Company’s net cash flows from financing activities was AUD$3,603,210 for the six months ended 31 December 2023, which consisted of the net cash inflow from the related party loans AUD$ 5,629,458, offset by AUD$1,992,041 payment of secured borrowings.

Non- International Accounting Standards Financial Measure

In addition to providing financial measurements based on International Accounting Standards, we provide an additional financial metric that is not prepared in accordance with International Accounting Standards, or non- International Accounting Standards financial measure. We use this non- International Accounting Standards financial measure, in addition to International Accounting Standards financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. This non- International Accounting Standards financial measure is Adjusted EBITDA, as discussed below.

We believe that this non- International Accounting Standards financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods and to those of peer companies. We also believe that this non- International Accounting Standards financial measure enables investors to evaluate our operating results and future prospects in the same manner as we do. This non- International Accounting Standards financial measure may exclude expenses and gains that may be unusual in nature, infrequent, or not reflective of our ongoing operating results.

The non- International Accounting Standards financial measure does not replace the presentation of our International Accounting Standards financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with International Accounting Standards.

We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as International Accounting Standards net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; unit and stock-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.

The non- International Accounting Standards adjustments, and our basis for excluding them from our non- International Accounting Standards financial measure, are outlined below:

●	Unit and Stock-based compensation – Although unit and stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude unit and stock-based compensation from our non- International Accounting Standards financial measures to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

The following table reconciles International Accounting Standards net profit to Adjusted EBITDA during the periods presented (in thousands):

	Six Months Ended 31 December 2024	Six Months Ended 31 December 2023
Net (Loss) Profit	$(966,665)	$2,380,919
Interest Expense	$809,190	$222,599
Depreciation and amortization	$195,768	$205,254
Adjusted EBITDA	$38,293	$2,808,772

Contractual Obligations and Commitments and Liquidity Outlook

Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations, which projected to XXX net profit before tax from January 2025 to December 2025, and draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 31 December 2024 of AUD$6,028,897and draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one year period from the issuance of its consolidated financial statements but there can no assurance these sources are sufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

Material Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with International Accounting Standards. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

We believe that the assumptions and estimates associated with the following material accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.

Revenue Recognition

We generate revenue from the sale of products and services. There has been no change in our revenue recognition policies is included in the Form 10-K for the financial year ended 30 June 2024.

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

For contracts with customers entered into during the three months ended 31 December 2024 and 2023, revenue from the sales of our products increased by AUD$0.4 million or 4.5% to AUD$10.4 million for the three months ended on 31 December 2024 compared to AUD$10.0 million for the three months ended 31 December 2023, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil.

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

Off-Balance Sheet Arrangements

As of 31 December 2024 and 30 June 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling AUD$1,437,667 and AUD$514,140 as of 31 December 2024, and 30 June 2024, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturity of three months.

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

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from zero to 90 days from the invoice date with typical terms of 30 days. As of 31 December, 2024, three customers accounted for 40.0% of the Company’s accounts receivable balance, and three customers accounted for more than 34% of the Company’s accounts receivable balance as of 31 December 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2024.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2024, filed with the SEC on December 6, 2024, and further referenced below, which we are still in the process of remediating as of December 31, 2024, our disclosure controls and procedures were not effective.

The Company restated its consolidated balance sheet as of June 30, 2023 (the “2023 Restatement”). For a discussion of the individual restatement adjustments and the impact of such adjustments on the Company’s previously issued financial statements, see “Item 8., Note 2. Restatement of Previously Issued Financial Statements,” in our 10K lodged for 30 June 2024.

Changes in Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended December 31, 2024 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K/A filed on December 6, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K/A for the year ended June 30, 2024 filed with the SEC on December 6, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended December 31, 2024 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: March 31, 2025	AUSTRALIAN OILSEEDS HOLDINGS LTD.

/s/ Gary Seaton
	Name:	Gary Seaton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Amarjeet Singh
	Name:	Amarjeet Singh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

