Form 10-Q
period 2025-03-31
Australian Oilseeds Holdings Ltd
filed 2025-05-30
CIK 1959994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41986

AUSTRALIAN OILSEEDS HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

126 – 142 Cowcumbla Street, Cootamundra Site 2: 52 Fuller Drive Cootamundra PO Box 263 Cootamundra, Australia 2590	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +02 6942 4347

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, par value $.0001 per share	COOT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	COOTW	The Nasdaq Stock Market LLC

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

As of May 29, 2025, there were 27,898,538 ordinary shares of the registrant issued and outstanding.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS AT 31 MARCH 2025 AND 30 JUNE 2024

	Note	31 March 2025	30 June 2024
		AUD$	AUD$
ASSETS
CURRENT ASSETS
Cash and cash equivalents		1,435,123	514,140
Trade and other receivables	3	5,743,369	4,470,101
Inventories	4	4,180,903	6,202,160
Other current assets	6	602,686	201,830
TOTAL CURRENT ASSETS		11,962,081	11,388,231
NON-CURRENT ASSETS
Property, plant and equipment	5	15,661,741	14,617,513
Right-of-use asset	11	872,378	944,420
Other assets	6	-	429,841
Deferred tax assets		34,270	34,270
Intangible assets		2,582,495	2,582,495
TOTAL NON-CURRENT ASSETS		19,150,884	18,608,539
TOTAL ASSETS		31,112,965	29,996,770
LIABILITIES
CURRENT LIABILITIES
Trade and other payables	7	9,025,055	10,455,684
Borrowings	8	978,574	978,574
Lease liability, current	11	89,109	89,109
Income Tax liabilities		-	128,927
Related party loans	21	8,404,186	4,111,661
Convertible note, net of discount	8	1,651,041	1,181,953
Warrant liabilities	10,22	247,732	238,613
Promissory note – related party, current	21	1,040,641	968,216
Employee benefits		148,054	201,024
TOTAL CURRENT LIABILITIES		21,584,392	18,353,761
NON-CURRENT LIABILITIES
Borrowings	8	4,473,489	5,051,910
Promissory note - related party, non-current	21	273,676	273,676
Lease liability, non-current	11	812,513	879,347
Related party loans	21	4,981,586	4,530,507
TOTAL NON-CURRENT LIABILITIES		10,541,264	10,735,440
TOTAL LIABILITIES		32,125,656	29,089,201
NET (LIABILITIES)/ASSET		(1,012,691)	907,569
EQUITY
Share capital		3,562	3,562
Share premium		17,064,658	17,064,658
Foreign currency translation reserve		(322,960)	-
Accumulated losses		(19,451,943)	(17,950,222)
Total deficit attributable to equity holders of the Company		(2,706,683)	(882,002)
Non-controlling interest		1,693,992	1,789,571
TOTAL (DEFICIT)/EQUITY		(1,012,691)	907,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PROFIT OR (LOSS) AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED 31 MARCH 2025 AND 31 MARCH 2024

	Note	THREE MONTHS ENDED MAR 2025	THREE MONTHS ENDED MAR 2024	NINE MONTHS ENDED MAR 2025	NINE MONTHS ENDED MAR 2024
		AUD$	AUD$	AUD$	AUD$
Sales revenue	12	9,430,228	6,295,851	30,163,944	25,986,786
Cost of sales	13	(8,864,653)	(5,692,410)	(27,562,995)	(21,068,310)
Gross profit		565,575	603,441	2,600,949	4,918,476
General and administrative expenses	14	(628,578)	(421,954)	(2,600,422)	(1,921,093)
Selling and marketing expenses	15	(70,022)	(15,000)	(354,556)	(270,205)
Other income	16	22,724	36,958	86,253	79,785
Operating (loss)/profit		(110,301)	203,445	(267,776)	2,806,963
Finance expenses	18	(471,238)	(162,260)	(1,280,428)	(384,859)
(Loss) Profit before income tax		(581,539)	41,185	(1,548,204)	2,422,104
Income tax expense		(49,094)	-	(49,094)	-
(Loss) Profit for the period		(630,633)	41,185	(1,597,298)	2,422,104
Other comprehensive income for the period, net of tax		-	-	-	-
Total comprehensive (loss) income		(630,633)	41,185	(1,597,298)	2,422,104
(Loss) Profit attributable to:
Members of the parent entity		(559,758)	26,324	(1,501,719)	1,858,356
Non-controlling interest		(70,875)	14,861	(95,579)	563,748
Total (Loss) Income		(630,633)	41,185	(1,597,298)	2,422,104
Total comprehensive (loss) income attributable to:
Members of the parent entity		(559,758)	26,324	(1,501,719)	1,858,356
Non-controlling interest		(70,875)	14,861	(95,579)	563,748
Total		(630,633)	41,185	(1,597,298)	2,422,104
(Loss) Earnings per share attributable to the ordinary equity holders of the parent
Profit or loss
Basic (loss) earnings per share (cents)	19	(0.03)	0.00	(0.07)	0.13
Diluted (loss) earnings per share (cents)	19	(0.03)	0.00	(0.07)	0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2025 AND 31 MARCH 2024

	Shares	Share	Accumulated	Non-controlling	Foreign currency translation
	Capital	Premium	Losses	Interests	reserve	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 30 June 2024	3,562	17,064,658	(17,950,222)	1,789,571	-	907,569
Loss for the period attributable to members of the parent entity	-	-	(613,664)	(32,671)	-	(646,335)
Balance on 30 September 2024	3,562	17,064,658	(18,563,886)	1,756,900	-	261,234
Loss for the period attributable to members of the parent entity	-	-	(328,299)	7,967	-	(320,332)
Balance on 31 December 2024	3,562	17,064,658	(18,892,185)	1,764,867	-	(59,098)
(Loss) profit for the period attributable to members of the parent entity	-	-	(559,758)	(70,875)	-	(630,633)
Unrealised loss on translation					(322,960)	(322,960)
Balance on 31 March 2025	3,562	17,064,658	(19,451,943)	1,693,992	(322,960)	(1,012,691)

	Shares	Share	Retained	Non-controlling	Foreign currency translation
	Capital	Premium	Earnings	Interests	reserve	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Balance on 30 June 2023, restated	2,860	2,579,627	3,712,333	1,357,697	-	7,652,517
Profit for the period attributable to members of the parent entity	-	-	1,096,364	314,167	-	1,410,531
Balance on 30 September 2023	2,860	2,579,627	4,808,697	1,671,864	-	9,063,048
Profit for the period attributable to members of the parent entity	-	-	735,668	234,720	-	970,388
Balance on 30 December 2023	2,860	2,579,627	5,544,365	1,906,584	-	10,033,436
Profit for the period attributable to members of the parent entity	-	-	26,324	14,861	-	41,185
Dividend paid to shareholders				(37,931)	-	(37,931)
Balance on 31 March 2024	2,860	2,579,627	5,570,689	1,883,514	-	10,036,690

The accompanying notes are an integral part of these consolidated financial statements.

AUSTRALIAN OILSEEDS HOLDINGS LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED 31 MARCH 2025 AND 31 MARCH 2024

	Note	2025	2024
		AUD$	AUD$

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts from customers		28,976,930	29,099,972
Payments to suppliers and employees		(29,894,989)	(27,011,986)
Tax Refund received/Income tax paid		(209,786)	(440,473)
Interest paid		(815,124)	(388,028)
Net cash (used in)/provided by operating activities	20	(1,942,969)	1,259,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment		(901,918)	(3,302,050)
Net cash (used in) investing activities		(901,918)	(3,302,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties’ loans		4,556,838	4,732,555
Proceeds from secured borrowings		1,971,103	3,978,651
Repayment of related parties’ loans		-	(3,787,538)
Repayment of secured borrowings		(2,712,831)	(1,992,041)
Repayment of lease liability		(49,240)	(34,207)
Dividends paid		-	(37,931)
Net cash provided by financing activities		3,765,870	2,859,489
Net increase in cash and cash equivalents held		920,983	816,926
Cash and cash equivalents at beginning of period		514,140	121,273
Cash and cash equivalents at the end of March period		1,435,123	938,198

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

These financial statements have been prepared in accordance with IFRS Accounting Standards as issued by the International Accounting Standards Board (IASB) (collectively IFRS Accounting Standards).

The preparation of financial statements in compliance with adoption of IFRS Accounting Standards requires the use of certain critical accounting estimates. It also requires Company management to exercise judgment in applying the Company’s accounting policies. The areas where significant judgments and estimates have been made in preparing the financial statements and their effects are disclosed in note 2.

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

2. Summary of Material Accounting Policies

(a) Unaudited Interim Financial Information

The accompanying condensed consolidated statement of financial position as of 31 March 2025, and the condensed consolidated statements of profit or loss and other comprehensive income (loss), changes in equity and cash flows for the three and nine months ended 31 March 2025 and 2024 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with IFRS Accounting Standards have been omitted pursuant to those rules or regulations. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of 31 March 2025 and the results of operations and cash flows for the nine months ended 31 March 2025 and 2024. The results of operations for the three and nine months ended 31 March 2025 are not necessarily indicative of the results to be expected for the year ending 30 June 2025 or for any other interim period or other future year. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended 30 June 2024.

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

Details of subsidiaries as of 31 March 2025 and 30 June 2024 were as follows:

Subsidiaries	% of legal ownership 31 Mar 2025	% of legal ownership 30 Jun 2024	Country of Incorporation	Principal business activities
Australian Oilseeds Pty Ltd.	100%	100%	Australia	Investment

Cootamundra Oilseeds Pty Ltd.	82.7%	82.7%	Australia	Oilseeds crushing business

Cowcumbla Investments Pty Ltd.	82.7%	82.7%	Australia	Investment

Good Earth Oils Pty Ltd.	100%	100%	Australia	Marketing and Distribution

EDOC Acquisition Limited	100%	100%	Cayman Islands	SPAC

The carrying amount of the Company’s investment in the subsidiary and the equity of the subsidiary is eliminated on consolidation.

(c) Substantial doubt regarding Going Concern

The Company incurred a loss after income tax for three months ended 31 March 2025 of AUD$630,633 (31 March 2024: Profit AUD$41,185) and for nine months ended 31 March 2025 a loss of AUD$1,597,298 (31 March 2024: Profit AUD$2,422,104). The Company was in a net current liability position of AUD$9,622,311 as of 31 March 2025 (30 June 2024: AUD$6,965,530). Net cash outflow from operating activities was AUD$1,942,969 for the nine months ended 31 March 2025 (31 March 2024: Inflow AUD$1,259,485).

As of 31 March 2025, the consolidated entity had cash in hand and at bank of AUD$1,435,123 (30 June 2024: AUD$514,140).

The above factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully meet the stated objectives and/or raise additional funds with its financiers and investors.

As at 31 March 2025, all banking covenants associated with the borrowings from the Commonwealth Bank of Australia were in compliance. There are two covenants being:

●	The interest cover ratio in respect of the obligor must for each reporting period be no less than 2.50 times; and
●	The net working capital ratio must at all times be more than 80%.

The Company’s ability to continue its business activities as a going concern is dependent upon the Company deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, CBA, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 31 March 2025 of AUD$8,000,000 which is repayable on demand. In addition, the Company also has the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or executing a US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC.

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

Concentration of Key Customers

A substantial portion of the Company’s products are sold to its top five customers. For the three months ending 31 March 2025 and 2024, 87.9% and 96.9%, respectively, of total sales by the Company were to its top five customers.

	Unaudited Total Sales for The Three Months Ended	Unaudited Total Sales for The Nine Months Ended	Unaudited Outstanding Balance of Trade Receivables as at
	31 March 2025	31 March 2025	31 March 2025
Customer	AUD$	AUD$	AUD$
Energreen Nutrition Australia Pty Ltd.	3,271,722	6,389,585	799,737
Costco Wholesale Australia.	2,804,736	9,447,600	1,095,600
Daabon Organic Australia & Daabon Japan Pty Ltd.	845,799	2,801,858	1,426,824
Woolworths	845,602	2,579,650	293,836
DA Hall T/A Ellerslie Free Range Farms	523,598	758,721	162,992

	Unaudited Total Sales for the Three Months Ended 31 March 2024	Unaudited Total Sales for the Nine Months Ended 31 March 2024	Unaudited Outstanding Balance of Trade Receivables as at 31 March 2024
Customer	AUD$	AUD$	AUD$
Energreen Nutrition Australia Pty Ltd.	2,394,423	5,566,131	23,820
Daabon Organic Australia & Daabon Japan Pty Ltd.	1,963,337	4,374,724	1,463,988
Costco Wholesale Australia	422,400	4,399,629	422,400
Woolworths	754,963	754,963	461,602
Hygain NSW (Proprietary) Limited	567,528	2,887,691	101,193

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

(n) New and amended standards and interpretations

i) New standards, amendments to published approved accounting and reporting standards and interpretations which are effective during the year

The Company has applied the following standards and amendments for the first time for its annual reporting for the period commencing 1 July 2024:

●	Definition of Accounting Estimates - amendments to IAS 8

●	International Tax Reform - Pillar Two Model Rules - amendments to IAS

●	Deferred Tax related to Assets and Liabilities arising from a Single Transaction - amendments to IAS 12

●	Disclosure of Accounting Policies - Amendments to IAS 1 and IFRS Accounting Standards Practice Statement 2

The amendments listed above did not have any impact on the amounts recognised in prior periods and are not expected to significantly affect the current or future periods.

ii) Standards, amendments to published standards and interpretations that are not yet effective and have not been early adopted by the Company

●	Amendments to IFRS Accounting Standards 10 and IFRS Accounting Standards 28 - Sale or Contribution of Assets between an Investor and its Associate or Joint Venture

●	Amendments to IFRS Accounting Standards 1 - Classification of Liabilities as Current or Non-current

●	Amendments to IFRS Accounting Standards 7 and IFRS Accounting Standards 7 - Supplier Finance Arrangements

●	Amendments to IFRS Accounting Standards 16 - Lease Liability in a Sale and Leaseback

●	Amendments to IFRS Accounting Standards 18 – Presentation and Disclosure in Financial Statements

The amendments listed above have been published but are not mandatory for 31 March 2025 reporting periods and have not been early adopted by the Company. These amendments are not expected to have a material impact on the entity in the current or future reporting periods and on foreseeable future transactions.

3. Trade and Other Receivables

	Unaudited 31 March 2025	30 June 2024
	AUD$	AUD$
CURRENT
Related party-Loans Note 21	633,773	-
Trade receivables- Related parties Note 21	799,737	-
Trade receivables, net (1)	4,309,859	4,470,101
Total current trade and other receivables	5,743,369	4,470,101

(1)	Trade receivables are presented net of expected net credit loss of AUD$169,148 and AUD$138,000 at 31 March 2025 and 30 June 2024, respectively.

The carrying value of trade receivables is considered a reasonable approximation of fair value due to the short-term nature of the balances.

The maximum exposure to credit risk at the reporting date is the fair value of each class of receivable in the financial statements.

The table below presents the expected credit losses on trade receivables for the nine months ended 31 March 2025:

	Unaudited
	Current sales	30 days	60 days	90 days and older	Total
Balance as at reporting date	$3,053,569	$442,745	$277,998	$704,695	$4,479,007
Expected loss rate	2.64%	3.97%	4.86%	8.16%
ECL allowance	$80,557	$17,577	$13,511	$57,503	$169,148

The table below presents the expected credit losses on trade receivables for the year ended 30 June 2024:

	Current sales	30 days	60 days	90 days and older	Total
Balance as at reporting date	$1,937,078	$704,576	$1,047,911	$918,536	$4,608,101
Expected loss rate	0.75%	2.27%	4.86%	6.16%
ECL allowance	$14,520	$15,995	$50,935	$56,550	$138,000

4. Inventories

	Unaudited 31 March 2025	30 June 2024
	AUD$	AUD$
CURRENT
Raw materials and consumables	3,435,553	5,678,351
Finished goods	481,031	466,787
Consumables	264,319	57,022
Total inventories	4,180,903	6,202,160

5. Property, plant and equipment

	Unaudited 31 March 2025	30 June 2024
	AUD$	AUD$
LAND AND BUILDINGS
Freehold land	-	-
At cost	312,377	312,377
Total Land	312,377	312,377
Buildings
At cost	5,490,655	5,490,655
Accumulated depreciation	(1,258,088)	(1,155,138)
Total buildings	4,232,567	4,335,517
Total land and buildings	4,544,944	4,647,894
PLANT AND EQUIPMENT
Plant and equipment
At cost	14,424,269	13,118,595
Accumulated depreciation	(3,349,251)	(3,200,732)
Total plant and equipment	11,075,018	9,917,863
Motor vehicles
At cost	84,136	84,136
Accumulated depreciation	(55,591)	(45,354)
Total motor vehicles	28,545	38,782
Office equipment
At cost	61,812	58,890
Accumulated depreciation	(48,578)	(45,916)
Total office equipment	13,234	12,974
Total plant and equipment	11,116,797	9,969,619
Total property, plant and equipment	15,661,741	14,617,513

(a)	Movements in carrying amounts of property, plant and equipment

Movement in the carrying amounts for each class of property, plant and equipment for the nine months ended 31 March 2025 and for the year ended 30 June 2024:

			Plant and	Motor	Office
	Land	Buildings	Equipment	Vehicles	Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Nine Months Ended 31 March 2025
Balance at 30 June 2024	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513
Additions	-	-	1,307,077	-	671	1,307,748
Re-class	-	-	(1,403)	-	1,403	-
Depreciation expense	-	(102,950)	(148,519)	(10,237)	(1,814)	(263,520)
Balance at 31 March 2025	312,377	4,232,567	11,075,018	28,545	13,234	15,661,741

	Land	Buildings	Plant and Equipment	Motor Vehicles	Office Equipment	Total
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Year ended 30 June 2024
Balance at 30 June 2023	312,377	4,472,783	5,743,013	-	14,419	10,542,592
Additions	-	-	4,432,465	38,291	6,679	4,477,435
Reclassification	-	-	(8,094)	9,840	(1,746)	-
Depreciation expense	-	(137,266)	(249,521)	(9,349)	(6,378)	(402,514)
Balance at 30 June 2024	312,377	4,335,517	9,917,863	38,782	12,974	14,617,513

6 Other assets

	Unaudited 31 March 2025	30 June 2024
	AUD$	AUD$
CURRENT
Prepayments	93,420	-
Tax recoverable	275,711	-
Other current assets	233,555	201,830
Total non-financial assets	602,686	201,830

	31 March 2025	30 June 2024
	AUD$	AUD$
NON-CURRENT
Prepayment of equipment	-	429,841

7. Trade and Other Payables

	Unaudited 31 March 2025	30 June 2024
	AUD$	AUD$
CURRENT
Related parties – payable Note 21	297,419	589,166
Trade payables	8,727,636	9,866,518
Total trade and other payables	9,025,055	10,455,684

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

The following table summarizes outstanding borrowings as of 31 March 2025 and 30 June 2024:

	Unaudited 31 March 2025			30 June 2024
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Equipment Finance secured bank loan	978,573	2,366,071	3,344,644	978,574	2,900,259	3,878,833
Interest only secured bank loan	-	2,107,418	2,107,418	-	2,151,651	2,151,651
Total secured bank loan	978,573	4,473,489	5,452,062	978,574	5,051,910	6,030,484
Convertible note, net of debt discount	1,651,041	-	1,651,041	1,181,953	-	1,181,953
Total	2,629,614	4,473,489	7,103,103	2,160,527	5,051,910	7,212,437

The future payments of the equipment finance secured bank loan as of 31 March 2025 were as follows:

Calendar year	AUD$
2025	733,930
2026	978,573
2027	978,573
2028	978,573
2029	244,643
Total payments outstanding	3,914,292
Less: accrued interest	(569,648)
Total equipment finance secured loan outstanding	3,344,644

The following table summarizes the outstanding Convertible Note as of 31 March 2025 and 30 June 2024:

	31 March 2025	30 June 2024
	AUD$	AUD$
Principal value of Convertible Note	1,935,347	1,874,574
Debt discount, net of amortization	(284,306)	(692,621)
Convertible Note	1,651,041	1,181,953

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

The following table presents the warrants outstanding and exercisable on 31 March 2025 and 30 June 2024:

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

The following table shows the remaining contractual maturities of the Company’s lease liabilities and the right-of-use assets as of 31 March 2025 and 30 June 2024:

Right-of-use assets	Unaudited 31 March 2025	30 June 2024
At cost	$1,347,718	$1,347,718
Less accumulated amortisation	(475,340)	(403,298)
Total	$872,378	$944,420

	31 March 2025	30 June 2024
Lease liabilities
Within 1 year (Current)	$89,109	$89,109
After 1 year but within 2 years	80,750	80,750
After 2 years but within 5 years	224,930	224,930
After 5 years	506,833	573,667
Non-current	812,513	879,347
Total	$901,622	$968,456

12. Revenue

The Company derives its revenue principally from wholesale and retail sales of chemical free, non-GMO, sustainable edible oils and products derived from oilseeds. The Company derives revenue from the transfer of goods at a point in time. The table below shows the Company’s revenue disaggregated by product type.

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$

Wholesale oils	$2,295,898	$1,817,091
High protein meals	2,300,636	1,556,865
Other sales	27,678	119,683
Toll crushing service	58,011	-
Retail oils	4,748,005	2,802,212
Total revenues	$9,430,228	$6,295,851

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$

Wholesale oils	$6,732,108	$8,029,899
High protein meals	7,647,279	7,514,787
Toll crushing service	58,011	222,095
Seeds	-	23,490
Other sales	96,094	319,954
Retail oils	15,630,452	9,876,561
Total revenues	$30,163,944	$25,986,786

13. Cost of Sales

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$

Cost of finished goods	$1,815,995	$1,413,261
Cost of material	5,829,288	2,986,965
Direct labor	631,045	481,152
Freight and storage	324,498	589,684
Depreciation	83,823	130,755
Occupancy costs	147,711	79,739
Repairs and maintenance	32,293	10,854
Total cost of sales	$8,864,653	$5,692,410

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$

Cost of finished goods	$6,153,704	$4,129,874
Cost of material	17,058,568	12,822,389
Direct labor	1,778,451	1,551,132
Freight and storage	1,794,815	1,731,300
Depreciation	251,469	336,009
Occupancy costs	445,098	280,626
Repairs and maintenance	80,890	216,980
Total cost of sales	$27,562,995	$21,068,310

14. General and administrative expenses

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$

Professional fees	$132,040	$173,748
Audit fee	107,129	-
Employee costs	42,373	34,174
Insurance	124,099	16,063
Other expenses	25,191	34,592
Subscriptions and dues	15,827	12,909
Management fee	105,169	75,000
Travel expenses	31,832	37,670
Depreciation	28,123	2,482
Technology costs	2,587	25,757
Occupancy costs	8,650	4,595
Security	2,302	2,269
Utilities	3,256	2,695
Total general and administrative expenses	$628,578	$421,954

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$

Professional fees	$921,928	$1,062,389
Audit fee	196,641	-
Employee costs	267,352	124,997
Insurance	398,817	102,431
Other expenses	242,301	180,679
Subscriptions and dues	29,566	79,974
Management fee	294,169	228,000
Travel expenses	145,916	68,256
Depreciation	60,077	4,369
Technology costs	6,573	38,864
Occupancy costs	21,745	18,612
Security	6,869	6,575
Utilities	8,468	5,947
Total general and administrative expenses	$2,600,422	$1,921,093

15. Selling and marketing expenses

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$
Professional fees	$14,517	$15,000
Advertising and marketing expenses	55,505	-
Total selling and marketing expenses	$70,022	$15,000

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$
Professional fees	$102,267	$82,500
Bad debts	4,513	142,000
Advertising and marketing expenses	247,776	45,705
Total selling and marketing expenses	$354,556	$270,205

16. Other Income

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$
Other income	$22,724	$36,958
Total other income	$22,724	$36,958

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$
Other income	$86,253	$79,785
Total other income	$86,253	$79,785

17. Key management personnel compensation

Key management personnel remuneration included within employee expenses for the three and nine months ended 31 March 2025 and 2024 is shown below:

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$
Short-term employee benefits	$72,169	$90,000
Post-employment benefits	8,299	9,900
Total	$80,468	$99,900

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$
Short-term employee benefits	$314,323	$213,602
Post-employment benefits	36,147	23,160
Total	$350,470	$236,762

18. Finance Expenses

	Three Months Ended 31 March
	2025	2024
	AUD$	AUD$
Amortization of debt discount	$136,106	$-
Realised and unrealised currency losses (gains)	19,748	(15,956)
Interest expense	315,384	178,216
Total finance expenses	$471,238	$162,260

	Nine Months Ended 31 March
	2025	2024
	AUD$	AUD$
Amortization of debt discount	$413,552	$-
Realised and unrealised currency losses (gains)	(4,292)	(38,583)
Interest expense	871,168	423,442
Total finance expenses	$1,280,428	$384,859

19. (Loss) Earnings per share

(a) Basic (loss) earnings per share

	Three Months Ended 31 March		Nine Months Ended 31 March
	2025	2024	2025	2024
	AUD$		AUD$
Total basic (loss) earnings per share attributable to the ordinary equity holders of the company	(0.03)	0.00	(0.07)	0.13

(b) Diluted (loss) earnings per share

	Three Months Ended 31 March		Nine Months Ended 31 March
	2025	2024	2025	2024
	AUD$		AUD$
Total diluted (loss) earnings per share attributable to the ordinary equity holders of the company	(0.03)	0.00	(0.07)	0.13

(c) Weighted average number of shares used as the denominator

	Three and Nine Months Ended 31 March 2025	Three and Nine Months Ended 31 March 2024
Weighted average number of ordinary shares used as the denominator in calculating basic earnings per share	23,224,102	18,646,643
Weighted average number of ordinary shares and potential ordinary shares used as the denominator in calculating diluted earnings per share	23,224,102	18,646,643

20. Cash Flow Information

(a)	Reconciliation of cash

Cash for the nine months ended 31 March 2025 and 2024 as shown in the consolidated statement of cash flows is reconciled to items in the consolidated statement of financial position as follows:

	31 March 2025	31 March 2024
	AUD$	AUD$
Cash and cash equivalents	1,435,123	938,198

(b) Reconciliation of result for the year to cashflows from operating activities

Reconciliation of net income to net cash provided by operating activities:

(Loss) Profit for the period	(1,597,298)	2,422,104
Non-cash flows in (loss) profit:
– Other operating non-cash items	50,158	12,787
– depreciation	311,546	364,004
– Amortization of debt discount	413,552	-
Changes in assets and liabilities:
– (increase)/decrease in trade and other receivables	(1,273,268)	3,033,400
– (increase)/decrease in other assets	(580,866)	(1,133,313)
– (increase)/decrease in inventories	2,021,257	(3,517,356)
– increase/(decrease) in trade and other payables	(1,106,154)	(245,633)
– increase/(decrease) in provisions	(181,896)	323,492
Cash flows from/(used in) operations	(1,942,969)	1,259,485

Non-cash investing and financing activities were as follows:

	31 March 2025	31 March 2024
Intangible asset	-	50,000
Accrued expenses and warrant liabilities assumed upon closing of the merger with EDOC	136,105	-
Property Plant & Equipment (PPE)
Prepayment for purchase of PPE in FY 2024 capitalised in Half year ended 31 December 2024	429,841	-
Payments made by related party for company’s accrued expenses	550,702	-

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

The following transactions occurred with related parties:

For the nine months ended 31 March 2025 and the year ended 30 June 2024 a related party loan is owed to JSKS Enterprises Pty Ltd., which is the trustee of Gary Seaton Family Trust, and interest rate charge is 6% per annum. to be repaid within 12 months after the year end, and the remaining principal shall be repaid more than 12 months after the year end.

For the nine months ended 31 March 2025 and the year ended 30 June 2024 a related party loan is owed to Energreen Nutrition Australia Pty Ltd., which is controlled by Gary Seaton, and interest rate charge is 6% per annum and expected to be repaid in full within 12 months after the year end.

For the nine months ended 31 March 2025 and the year ended 30 June 2024 the remaining related party loan relates to an interest free loan owed to CQ Oilseeds Pty Ltd.

	Purchases of Seed for the Three Months Ended 31 March 2025	Purchases of Oils for the Three Months Ended 31 March 2025	Sales of Meals for the Three Months Ended 31 March 2025	Other Sales for the Three Months Ended 31 March 2025	Management Fee for the Three Months Ended 31 March 2025	Lease for the Three Months Ended 31 March 2025
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	2,166,559	-	1,173,032		93,000	5,363
Soon Soon Oilmills Sdn Bhd. *		374,819
Sunmania Pty Ltd.	-	-	-	777	-	21,000

	Purchases of Seed for the Nine Months Ended 31 March 2025	Purchases of Oils for the Nine Months Ended 31 March 2025	Sales of Meals for the Nine Months Ended 31 March 2025	Other Sales for the Nine Months Ended 31 March 2025	Management Fee for the Nine Months Ended 31 March 2025	Lease for the Nine Months Ended 31 March 2025
	AUD$	AUD$	AUD$	AUD$	AUD$	AUD$
Related parties
Energreen Nutrition Australia Pty Ltd.	7,222,239	678,506	4,290,895	217,909	264,000	7,968
Soon Soon Oilmills Sdn Bhd. *	-	723,714	-	11,368	-	-
Sunmania Pty Ltd.	-	-	-	11,424	-	56,000

*	Gary Seaton has a 20% share of Soon Soon Oilmills Sdn Bhd.

(a)	Loans to/from related parties

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 31 March 2025.

	Balance
	as of 31 March 2025
	Current	Non-current		Total
	AUD$	AUD$		AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	7,161,361	989,473		8,150,834
JSKS Enterprises Pty Ltd. Loan	1,050,825	3,932,742	(1)	4,983,567
CQ Oilseeds Pty Ltd. loan	-	59,371		59,371
Sunmania Pty Ltd loan	192,000	-		192,000
Total due to related parties	8,404,186	4,981,586		13,385,772
Due from Energreen Nutrition Australia Pty Ltd- payments on behalf (Note-3)	633,773	-		633,773

American Physicians LLC promissory note (2)	993,180	273,676		1,266,856

Energreen Nutrition Australia Pty Ltd. accounts payable (Note 7)	282,019	-		282,019
Sunmania Pty Ltd- Accounts payable (Note 7)	15,400	-		15,400
Trade receivable- Energreen Nutrition (Note- 3)	799,737	-		799,737

The current loans are payable on demand and the non-current loans have a maturity date which is more than 12 months from the date of 30 June 2024.

	Balance
	as of 30 June 2024
	Current	Non-current	Total
	AUD$	AUD$	AUD$
Due to related parties
Energreen Nutrition Australia Pty Ltd. loan	3,863,250	-	3,863,250
JSKS Enterprises Pty Ltd. Loan	100,925	4,431,136	4,532,061
CQ Oilseeds Pty Ltd. loan	-	59,371	59,371
Sunmania Pty Ltd loan	152,000	40,000	192,000
Less: Origin Food loan receivable	(4,514)	-	(4,514)
Total due to related parties	4,111,661	4,530,507	8,642,168

American Physicians LLC promissory note	968,216	273,676	1,241,892

Energreen Nutrition Australia Pty Ltd. accounts payable (Note 7)	589,166	-	589,166

(1)	Includes $1,050,824 of accrued interest.

(2)	Includes $ 24,964 of accrued interest.

Interest to Energreen Nutrition Australia Pty Ltd. was AUD$15,707 and AUD$49,560 for the nine months ended 31 March 2025 and 2024, respectively.

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

(iii) USD$112,500 plus any accrued but unpaid interest shall be paid on March 21, 2025;

(iv) USD$112,500 plus any accrued but unpaid interest shall be paid on June 21, 2025.

As of 31 March 2025, and 30 June 2024, there was AUD$690,184 (USD$450,000) and AUD$690,184 (USD$450,000) outstanding under the First Promissory Note, respectively.

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

As of 31 March 2025, and 30 June 2024, there was AUD$526,744 (USD$343,437) and AUD$526,744 (USD$343,437) outstanding under the Second Promissory Note.

Accrued interest on the First Promissory Note and the Second Promissory Note was AUD$49,928 and AUD$24,964 as of 31 March 2025 and 30 June 2024, respectively.

The following table summarizes the promissory notes – related party as of 31 March 2025 and 30 June 2024:

	Unaudited 31 March 2025			30 June 2024
	AUD$			AUD$
	Current	Non-Current	Total	Current	Non-Current	Total

Promissory notes – related party	1,040,641	273,676	1,314,317	968,216	273,676	1,241,892

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

The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of 31 March 2025 and 30 June 2024, due to the short maturities of such instruments.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis on 31 March 2025 and 30 June 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		31 March	30 June
Description:	Level	2025	2024
		AUD$	AUD$
Liabilities:
Warrant liability—Private and Representative Warrants	3	12,676	12,676
Warrant liability – Penny Warrants	3	146,730	146,730
Warrant liability – Arena Ordinary Share Warrants	3	79,207	79,207
Total		238,613	238,613

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

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended 31 March 2025 and the year ended 30 June 2024.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of 31 March 2025 and 30 June 2024. The Representative Warrants were valued using similar information, except for the strike price which is USD$12.

31 March 2025 and 30 June 2024
$USD
Exercise price	$11.50
Share price	$0.97
Volatility	54.9%
Expected life	4.73
Risk-free rate	4.33%
Dividend yield	-%

The following table provides quantitative information regarding Level 3 fair value measurements for the Penny Warrants and the Arena Ordinary Share Warrants as of 31 March 2025 and 30 June 2024.

	31 March 2025 and	Initial value
	30 June 2024	April 8 2024
	$USD	$USD
Exercise price	92.5% of average lowest daily VWAP during the 10 preceding trading days	92.5% of average lowest daily VWAP during the 10 preceding trading days
Share price	$0.97	$1.43
Volatility	54.9%	51.9%
Expected life	4.83	5.0
Risk-free rate	4.33%	4.43%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants Penny Warrants, and Arena Warrants, Level 3 liabilities, measured on a recurring basis.

	Private Placement	Representative	Arena Ordinary Share	Penny	Total Warrant Liabilities
	$AUD	$AUD	$AUD		$AUD
Fair value as of 30 June 2024	$12,655	$21	$79,207	$146,730	$238,613
Change in fair value	-	-	-	-	-
Fair value as of 31 March 2025	$12,655	$21	$79,207	$146,730	$238,613

There were no significant changes to fair values of above instruments from 30 June 2024 to 31 March 2025.

23. Commitments and Contingencies

In the opinion of the Directors, the Company did not have any contingencies on 31 March 2025 and 30 June 2024.

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

As of 31 March 2025 and 30 June 2024, the Company has paid Nil and USD$1,550,000, respectively of the Owed Amounts to IBS and AUD$1,781,058 and AUD$1,781,058 are outstanding and recorded in trade and other payables, respectively, in the accompanying statement of financial position.

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

As of 31 March 2025, the Company has paid USD$1,100,000 and USD$750,000 is outstanding and recorded in trade and other payable in the accompanying consolidated statement of financial position.

24. Net Tangible Assets

Net tangible assets per ordinary share have been determined using the net assets on the consolidated statement of financial position adjusted for non-controlling interests, intangible assets and goodwill.

25. Events Occurring After the Reporting Date

The consolidated financial report was authorized for issue by the board of directors.

We have received conversion notice on 28th April 2025 from Arena Investors, LP ((the “PIPE Investors”) to convert 10% discount convertible debentures for USD 150,000 at USD 0.6758 per share for total of 221,957 shares, which was executed, and shares were transferred on 20th May 2025 based on conversion notices.

The Board approved the conversion of JSKS loan amounting to AUD 4.9million to be converted to 4,452,479 at USD 0.7241 per share, which was executed, and shares were transferred on 22nd May 2025, to meet the Shareholder equity requirement of USD 10,000,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Components of Consolidated Statements of Profit or Loss and Other Comprehensive Income

Sales revenue

Revenues consist of sales of edible oils, sales of protein meals and tolling revenue from oilseeds crushing activities. The Company’s edible oil sales comprise of two segments: sales of bulk oils to wholesalers who use it as food ingredients or white labelling; sales of packaged oils as the company’s own branding to major supermarket channels. Sales of protein meals are bulk sales and mainly distributed to local farmers and feedlots as protein supplements. Tolling revenue is the service charge fee of crushing oilseeds to produce edible oils and protein meals.

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

Results of Operations

The following selected consolidated financial data are derived from the unaudited financial statements of the Company for the three and nine months ended 31 March 2025 and 2024 and should be read in conjunction with our consolidated financial statements, the related notes and the rest of the section of this Report entitled “Key Components of Consolidated Statements of Operations.” The historical results are not necessarily indicative of the results of future operations.

Three Months and Nine months Ended 31 March 2025 Compared to the Three Months and Nine months Ended 31 March 2024

The following tables set forth our Consolidated Statements of Operations data for the periods presented:

	Note	THREE MONTHS ENDED MAR 2025	THREE MONTHS ENDED MAR 2024	NINE MONTHS ENDED MAR 2025	NINE MONTHS ENDED MAR 2024
		AUD$	AUD$	AUD$	AUD$
Sales revenue	12	9,430,228	6,295,851	30,163,944	25,986,786
Cost of sales	13	(8,864,653)	(5,692,410)	(27,562,995)	(21,068,310
Gross profit		565,575	603,441	2,600,949	4,918,476
General and administrative expenses	14	(628,578)	(421,954)	(2,600,422)	(1,921,093
Selling and marketing expenses	15	(70,022)	(15,000)	(354,556)	(270,205
Other income	16	22,724	36,958	86,253	79,785
Operating (loss)/profit		(110,301)	203,445	(267,776)	2,806,963
Finance expenses	18	(471,238)	(162,260)	(1,280,428)	(384,859
(Loss) Profit before income tax		(581,539)	41,185	(1,548,204)	2,422,104
Income tax expense		(49,094)	-	(49,094)	-
(Loss) Profit for the period		(630,633)	41,185	(1,597,298)	2,422,104
Other comprehensive income for the period, net of tax		-	-	-	-
Total comprehensive (loss) income		(630,633)	41,185	(1,597,298)	2,422,104
(Loss) Profit attributable to:
Members of the parent entity		(559,758)	26,324	(1,501,719)	1,858,356
Non-controlling interest		(70,875)	14,861	(95,579)	563,748
Total (Loss) Income		(630,633)	41,185	(1,597,298)	2,422,104

Revenue

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Total revenue	$9,430,228	$6,295,851	$3,134,377	49.8%

Sales revenue increased by AUD$3.1 million or 49.8% to AUD$9.4 million for the three-month period ended on 31 March 2025, compared to AUD$6.3 million for the three-month period ended 31 March 2024, primarily due to increase in sale of our retail oils segment and sales contracts procured with some of supermarkets in Australia.

The following table summarizes the Company’s revenues disaggregated by product category:

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Wholesale oils	$2,295,898	$1,817,091	$478,807	26.4%
High protein meals	2,300,636	1,556,865	743,771	47.8%
Toll crushing service	58,011	-	58,011	100%
Other sales	27,678	119,683	(92,005)	(76.9)%
Retail oils	4,748,005	2,802,212	1,945,793	69.4%
Total revenues	$9,430,228	$6,295,851	$3,134,377	49.8%

Wholesale oils represented 24.3% of our revenue for the three months ended 31 March 2025, compared to 28.9% for the three months ended 31 March 2024, and increased AUD$0.5 million, as compared to the prior year. Retail oils represented 50.3% of our revenue for the three months ended 31 March 2025, compared to 44.5% for the three months ended 31 March 2024, and increased AUD$1.9 million, as compared to the prior period. The primary driver for the revenue increase in retail oils for the three months ended 31 March 2025 compared to the previous period was due to the Company securing three supply contracts to supply 15 Costco Australia stores, 1,050 Woolworth Supermarkets national stores and 850 Coles supermarket stores throughout Australia. The Company also developed four new SKU to target the retail consumers from 2024 through integrated marketing campaign with the supermarkets. As the Company focused on developing the retail market during the current quarter of 2024, the whole sales proportion became smaller than last year quarter. High protein meals for the feed industry represented 24.3% of our revenue for the three months ended 31 March 2025, compared to 24.7% for the three months ended 31 March 2024, and increased AUD$0.7 million as compared to the prior period. The primary driver for the revenue increase in high protein meals for the three months ended 31 March 2025, compared to the previous period was a decrease of sales price of protein meal due to Australia experiencing good rainfall year caused less demand of protein meal in feedlot market.

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Total revenue	$30,163,944	$25,986,786	$4,177,158	16.1%

Sales revenue increased by AUD$4.1 million or 16.1% to AUD$30.1 million for the nine-month period ended on 31 March 2025, compared to AUD$25.9 million for the nine-month period ended 31 March 2024, primarily sales contracts procured with some of supermarkets in Australia.

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Wholesale oils	$6,732,108	$8,029,899	$(1,297,791)	(16.1)%
High protein meals	7,647,279	7,514,787	132,492	1.8%
Toll crushing service	58,011	222,095	(164,084)	(73.9)%
Seeds	-	23,490	(23,490)
Other sales	96,094	319,954	(223,860)	(69.9)%
Retail oils	15,630,452	9,876,561	5,753,891	58.2%
Total revenues	$30,163,944	$25,986,786	$4,177,158	16.1%

Wholesale oils represented 22.3% of our revenue for the nine months ended 31 March 2025, compared to 30.9% for the nine months ended 31 March 2024, and decreased AUD$1.2 million, as compared to the prior year. Retail oils represented 51.8% of our revenue for the nine months ended 31 March 2025, compared to 38.0% for the nine months ended 31 March 2024, and increased AUD$5.7 million, as compared to the prior period. The primary driver for the revenue increase in retail oils for the nine months ended 31 March 2025 compared to the previous period was due to the Company securing three supply contracts to supply 15 Costco Australia stores, 1,050 Woolworth Supermarkets national stores and 850 Coles supermarket stores throughout Australia. The Company also developed four new SKU to target the retail consumers from 2024 through integrated marketing campaign with the supermarkets. As the Company focused on developing the retail market during the current quarter of 2024, the whole sales proportion became smaller than last year quarter. High protein meals for the feed industry represented 25.3% of our revenue for the nine months ended 31 March 2025, compared to 28.9% for the nine months ended 31 March 2024, and increased AUD$0.1 million as compared to the prior period.

Other sales represent a small portion of our revenue and represented 0.3% of the revenue for the three months ended 31 March 2025, compared to 1.9% for the three months ended 31 March 2024, a decrease of AUD$0.1 million for the three months ended 31 March 2025, as compared to the three months ended 31 March 2024.

Cost of Sales

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Cost of finished goods	$1,815,995	$1,413,261	$402,734	28.2%
Cost of material	5,829,288	$2,986,965	$2,842,323	95.2%
Labor costs	631,045	481,152	149,893	31.2%
Freight and storage	324,498	589,684	(265,186)	(45.0)%
Depreciation	83,823	130,755	(46,932)	(35.9)%
Occupancy costs	147,711	79,739	67,972	85.2%
Repairs and maintenance	32,293	10,854	21,439	197.5%
Total cost of sales	$8,864,653	$5,692,410	$3,172,243	55.7%

The cost of sales for the three months ended 31 March 2025 was AUD$8.9 million, an increase of AUD$3.0 million, or 55.7% as compared to the three months ended 31 March 2024. The primary reason for the increase was caused by cost of material, increase in cost of packaging material due to increase in retail sales, and labor cost increase during the quarter.

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Cost of finished goods	$6,153,704	$4,129,874	$2,023,830	49.0%
Cost of material	17,058,568	12,822,389	4,236,179	33.0%
Labor costs	1,778,451	1,551,132	227,319	14.6%
Freight and storage	1,794,815	1,731,300	63,515	3.7%
Depreciation	251,469	336,009	(84,540)	(25.2)%
Occupancy costs	445,098	280,626	164,472	58.6%
Repairs and maintenance	80,890	216,980	(136,090)	(62.7)%
Total cost of sales	$27,562,995	$21,068,310	$6,494,685	30.8%

The cost of sales for the nine months ended 31 March 2025 was AUD$27.5 million, an increase of AUD$6.5 million, or 30.8% as compared to the nine months ended 31 March 2024. The primary reason for the increase was caused by cost of material (canola seed), increase in cost of packaging material due to increase in retail sales, and labor cost increase during the quarter.

General and administrative expenses

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

General and administrative expenses	$628,578	$421,954	$206,624	49.0%

General and administrative expenses for the three months ended 31 March 2025 were AUD$0.6 million, an increase of AUD$0.2 million, or 49.0%, compared to the three months ended 31 March 2024. This increase was primarily due to increase in audit fee AUD$0.1 million and insurance AUD$0.1 million.

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

General and administrative expenses	$2,600,422	$1,921,093	$679,329	35.3%

General and administrative expenses for the nine months ended 31 March 2025 were AUD$2.6 million, an increase of AUD$0.7 million, or 35.3%, compared to the nine months ended 31 March 2024. This increase was primarily due to increase in audit fee AUD$0.2 million, insurance AUD$0.3 million and employee cost AUD$0.1 million.

Selling and marketing expenses

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Selling and marketing expenses	$70,022	$15,000	$55,022	366.8%

Selling and marketing expenses for the three months ended 31 March 2025 were AUD$0.07 million, an increase of AUD$0.06 million, or 366.8% compared to the three months ended 31 March 2024. This increase was due to additional marketing expenses incurred to promote brand awareness.

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Selling and marketing expenses	$354,556	$270,205	$84,351	31.2%

Selling and marketing expenses for the nine months ended 31 March 2025 were AUD$0.3 million, an increase of AUD$0.08 million, or 31.2% compared to the nine months ended 31 March 2024. This increase was due to additional marketing expenses incurred to promote brand awareness and was partially offset by decrease in bad debts.

Other Income

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Other income	$22,724	$36,958	$(14,234)	(38.5)%

Other income for the three months ended 31 March 2025 was AUD$0.02 million, an decrease of AUD$0.01 million, or 38.5% compared to the three months ended 31 March 2024. This decrease was primarily due to interest charges to customers.

Other Income

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Other income	$86,253	$79,785	$6,468	8.1%

Other income for the nine months ended 31 March 2025 was AUD$0.08 million, there was a slight increase in other income is due to interest charged to customers compared to nine months ended 31 March 2024.

Finance expenses

	Three Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Finance expenses	$471,238	$162,260	$308,978	190.4%

Finance expenses increased by AUD$0.3 million or 190.4% to AUD$0.5 million for the three months ended 31 March 2025 compared to AUD$0.1 million for the three months ended on 31 March 2024, primarily due to the fact that the Company began to repay the AUD$4 million asset finance provided by Commonwealth Bank of Australia to expand the existing Cootamundra Oilseeds factory plant, the amortization of the convertible note discount of AUD$0.1 million and the interest accrual on utilization of trade finance facility from Commonwealth Bank of Australia.

	Nine Months Ended 31 March (AUD)
	2025	2024	Change	Change %

Finance expenses	$1,280,428	$384,859	$895,569	232.7%

Finance expenses increased by AUD$0.9 million or 232.7% to AUD$1.2 million for the nine months ended 31 March 2025 compared to AUD$0.4 million for the nine months ended on 31 March 2024, primarily due increased Interest expenses AUD$0.4 million to the fact that the Company began to repay the AUD$4 million asset finance provided by Commonwealth Bank of Australia to expand the existing Cootamundra Oilseeds factory plant, the amortization of the convertible note discount of AUD$0.4 million.

Liquidity and Capital Resources

As of 31 March 2025, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers.

The Company incurred a loss after income tax for the 3 months ended 31 March 2025 of AUD$630,633 (31 March 2024: Profit AUD$41,185) and for nine months ended 31 March 2025 a loss of AUD$1,597,298 (31 March 2024: Profit AUD$2,422,104). The Company was in a net current liability position of AUD$9,622,311 as of 31 March 2025 (30 June 2024: AUD$6,965,530). Net cash outflow from operating activities was AUD$1,942,969 for the nine months ended 31 March 2025 (31 March 2024: AUD$1,259,485).

As at 31 March 2025 and 30 June 2024, the consolidated entity had cash in hand and at bank of AUD$1,435,123 and AUD$514,140, respectively.

The financial statements have been prepared on a going-concern basis, which contemplates continuity of normal activities and realization of assets and settlement of liabilities in the normal course of business.

We conducted a reverse acquisition of EDOC Acquisition Limited “ADOC” through the deSPAC on 21 March 2024, the consolidated entity assumed AUD$5,248,824 of previously unpaid transaction costs charged by service providers of “ADOC”, AUD$1,216,928 promissory notes to American Physicians LLC and a AUD$1,533,742 convertible note to PIPE Investor ARENA as of 30 June 2024.

Therefore, our ability to continue its business activities as a going concern is dependent upon us deriving sufficient cash from the business operation and being able to draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14 million with unused facilities as at 31 March 2025 of AUD$8 million. In addition, we also have the ability to draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one-year period from the issuance of its consolidated financial statements.

The following table shows the net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Nine Months Ended 31 March (AUD)
	2025	2024
Net cash (used in) provided by
Operating activities	(1,942,969)	1,259,485
Investing activities	(901,918)	(3,302,050)
Financing Activities	3,765,870	2,859,489

Operating Activities

As of 31 March 2025, our net cash and cash equivalents used in operating activities consists primarily of AUD$28,976,930 of cash receipts from customers and AUD$29,894,989 of payments to suppliers and employees.

By comparison, the Company’s net cash and cash equivalents provided by operating activities as of 31 March 2024, consists primarily of AUD$29,099,972 of cash receipts from customers and AUD$27,011,986 of payments to suppliers and employees.

Investing Activities

Our investing activities have consisted primarily of property and equipment purchases.

Net cash and cash equivalents used in investing activities during the nine months ended 31 March 2025, consisted of AUD$901,918 of purchased property and equipment.

By comparison, the Company’s net cash and cash equivalents used in investing activities during the nine months ended 31 March 2024, consisting primarily of AUD$3,302,050 of purchased property and equipment.

Financing Activities

Net cash flows provided by financing activities were AUD$3,765,870 for the nine months ended 31 March 2025, consisted primarily of net cash inflow related party loans AUD$4,556,838, trade facility borrowings AUD$1,971,103 and repayment of loan AUD$2,712,831.

By comparison, the Company’s net cash flows provided by financing activities was AUD$2,859,489 for the nine months ended 31 March 2024, which consisted primarily of the net cash inflow from the related party loans AUD$945,189 and net cash inflow from trade facility borrowings of AUD$1,986,610.

Non-IFRS Accounting Standards Financial Measure

In addition to providing financial measurements based on IFRS Accounting Standards, we provide an additional financial metric that is not prepared in accordance with IFRS Accounting Standards, or non-IFRS Accounting Standards financial measure. We use this non-IFRS Accounting Standards financial measure, in addition to IFRS Accounting Standards financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. This non-IFRS Accounting Standards financial measure is Adjusted EBITDA, as discussed below.

We believe that this non-IFRS Accounting Standards financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods and to those of peer companies. We also believe that this non-IFRS Accounting Standards financial measure enables investors to evaluate our operating results and future prospects in the same manner as we do. This non-IFRS Accounting Standards financial measure may exclude expenses and gains that may be unusual in nature, infrequent, or not reflective of our ongoing operating results.

The non-IFRS Accounting Standards financial measure does not replace the presentation of our IFRS Accounting Standards financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with IFRS Accounting Standards.

We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as IFRS Accounting Standards net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; unit and stock-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.

The non-IFRS Accounting Standards adjustments, and our basis for excluding them from our non-IFRS Accounting Standards financial measure, are outlined below:

●	Unit and Stock-based compensation – Although unit and stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude unit and stock-based compensation from our non-IFRS Accounting Standards financial measures to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

The following table reconciles IFRS Accounting Standards net profit to Adjusted EBITDA during the periods presented (in thousands):

	Nine Months Ended 31 March 2025		Nine Months Ended 31 March 2024
Net (Loss) Profit		$(1,597)		$2,422
Interest Expense		$1,280		$385
Depreciation and amortization		$312		$340
Adjusted EBITDA	$		$

	Three Months Ended 31 March 2025		Three Months Ended 31 March 2024
Net (Loss) Profit		$(631)		$41
Interest Expense		$471		$162
Depreciation and amortization		$112		$133
Adjusted EBITDA	$		$

Contractual Obligations and Commitments and Liquidity Outlook

Our ability to continue as a going concern is dependent upon our ability to generate cashflows from operations, which projected to AUD 2.4 million net profit before tax from July 2026 to June 2026 subject to market and weather condition in our domestic and export markets, and draw down additional long-term debt from the senior debt provider, Commonwealth Bank of Australia, who has provided a total facility loan of AUD$14,000,000 with unused facilities as at 31 March 2025 of AUD$8,000,000 and draw down an additional US$6 million of redeemable debentures from the existing PIPE investors or the executed US$50 million equity line of credit (ELOC) once the Company lodges the registration statement of the ELOC. The Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s financing requirements for the one year period from the issuance of its unaudited condensed consolidated financial statements but there can no assurance these sources are sufficient to fund our capital expenditures, working capital and other cash requirements in the long term. There can be no assurance that the steps management is taking will be successful.

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

The above factors raise substantial doubt about the Company’s ability to continue as a going concern unless it can successfully meet the stated objectives and/or raise additional funds with its financiers and investors.

Material Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with IFRS Accounting Standards. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

For contracts with customers entered into during the three months ended 31 March 2025 and 2024, revenue from the sales of our products increased by AUD$3.1 million or 48.9% to AUD$9.4 million for the three months ended on 31 March 2025 compared to AUD$6.3 million for the three months ended 31 March 2024, primarily due to favorable market conditions resulting from an increase in the demand for cold pressed canola oil.

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

Off-Balance Sheet Arrangements

As of 31 March 2025 and 30 June 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

We had cash and cash equivalents totaling AUD$1,435,123 and AUD$514,140 as of 31 March 2025, and 30 June 2024, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturity of three months.

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

The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of March 31, 2025, its risk relating to deposits exceeding federally insured limits was not significant.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment from zero to 90 days from the invoice date with typical terms of 30 days. As of 31 March, 2025, three customers accounted for 57.8% of the Company’s accounts receivable balance, and three customers accounted for more than 45.5% of the Company’s accounts receivable balance as of 31 March 2024.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2025.

Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2024, filed with the SEC on December 6, 2024, and further referenced below, which we are still in the process of remediating as of March 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the quarter ended March 31, 2025 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K/A filed on December 6, 2024.

ITEM 1A. RISK FACTORS.

For information regarding additional risk factors, please refer to our Annual Report on Form 10-K/A for the year ended June 30, 2024 filed with the SEC on December 6, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2025 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 30, 2025	AUSTRALIAN OILSEEDS HOLDINGS LTD.

/s/ Gary Seaton
	Name:	Gary Seaton
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Amarjeet Singh
	Name:	Amarjeet Singh
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

